Form 10-Q
period 1997-06-30
ROSE HILLS CO
filed 1997-09-26
CIK 1030376

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to

                       Commission file number  333-21411

                              ROSE HILLS COMPANY

            (Exact name of registrant as specified in its charter)

         Delaware                                           13-3915765
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


            3888 South Workman Mill Road Whittier, California   90601

              (Address of principal executive offices)        (Zip Code)

                                (562)  692-1212

              Registrant's telephone number, including area code

                                      N/A

(Former name, former address and former fiscal year, if changed since last report)


Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [ ]    No [X]

The number of outstanding Common shares as of September 23, 1997, was 1,000

                              ROSE HILLS COMPANY
                               AND SUBSIDIARIES

                                                                            PAGE
PART I. FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS:

          CONSOLIDATED BALANCE SHEETS
             as of June 30, 1997 and December 31, 1996                         1

          CONSOLIDATED STATEMENTS OF OPERATIONS
             for the Three and Six Months Ended June 30, 1997 and 1996         2

          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
             for the Six Months Ended June 30, 1997                            3

          CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the Six Months Ended June 30, 1997 and 1996                   4

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                   5

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                              6

PART II.

     OTHER INFORMATION

     ITEM 5    OTHER INFORMATION                                              10

     ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                               10

          SIGNATURES                                                          10

     INDEX OF EXHIBITS                                                      10 - 11

     EXHIBIT  12                                                              12

     EXHIBIT  27                                                              13

                      ROSE HILLS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  As of  December 31, 1996 and June 30, 1997
                            (Dollars in Thousands)

                                                      1996         1997
                                                     ------       ------
                                                                (Unaudited)
                   ASSETS
Current assets:
   Cash and equivalents                             $  7,900    $  4,108
   Accounts receivable, net of allowances              8,344       6,607
   Prepaid expenses and other current assets           2,666       3,362
   Inventory                                           1,186         849
   Deferred tax asset                                  1,176       1,176
                                                    --------    --------
      Total current assets                            21,272      16,102
                                                    --------    --------
   Long-term receivables, net of allowances            5,153      10,101
   Cemetery Property                                  71,389      70,075
   Property, plant and equipment, net                 73,283      73,422
   Goodwill                                          129,294     127,912
   Deferred finance charge                            11,891      11,109
   Other assets                                        5,552       5,966
                                                    --------    --------
      Total assets                                  $317,834    $314,687
                                                    ========    ========

              LIABILITIES and STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable and accrued expenses            $  2,383    $  2,046
   Accrued expenses                                    7,857       5,412
   Accrued interest                                    1,815       1,353
   Other current liabilities                           1,487       1,295
   Current portion of other long-term debt             1,968       1,737
                                                    --------    --------
      Total current liabilities                       15,510      11,843
                                                    --------    --------
   Retirement plan liabilities                         7,616       7,408
   Deferred tax liability                              4,373       4,623
   Subordinated Notes Payable                         80,000      80,000
   Bank senior term loan                              74,000      73,500
   Other long-term debt                                3,764       3,570
   Other liabilities                                   3,545       4,109
                                                    --------    --------
      Total liabilities                              188,808     185,053
                                                    --------    --------
Commitment and contingencies
Stockholder's equity:
   Common stock par value $.01; 1,000 authorized;
    1,000 shares outstanding
      Additional paid in capital                     129,554     129,554
      Accumulated earnings (deficit)                    (528)         80
                                                    --------    --------
      Total stockholder's equity                     129,026     129,634
                                                    --------    --------
   Total liabilities and stockholder's equity       $317,834    $314,687
                                                    ========    ========

    See accompanying notes to unaudited consolidated financial statements.

                                      (1)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in Thousands)
                                  (unaudited)

                                                   Three Months Ended June 30               Six Months Ended June 30
                                                       1996          1997                      1996            1997
                                                    Predecessor     Company                 Predecessor      Company
                                                    -----------     -------                 ----------       -------
Sales and services:
  Funeral sales and services                          $4,500        $7,367                    $10,000        $15,076
  Cemetery sales and services                          6,300         8,530                     11,300         17,232
  Insurance commissions and other                      1,100         2,128                      2,400          3,558
   Total sales and services                           11,900        18,025                     23,700         35,866
  Cost of sales and services:
  Funeral sales and services                           1,500         1,514                      3,200          3,541
  Cemetery sales and services                          1,100         2,109                      2,200          3,860
   Total costs of sales and services                   2,600         3,623                      5,400          7,401
  Gross profit                                         9,300        14,402                     18,300         28,465
  Selling, general and administrative expenses         7,000         9,711                     14,400         17,887
  Amortization of purchase price in excess of
   net assets acquired and other intangibles               -           524                          -          1,640
  Income from operations                               2,300         4,167                      3,900          8,938
Other income expense:
  Interest expense                                       500         4,080                        900          8,013
  Other income                                           300            90                        400            233
   Total other income expense                            200         3,990                        500          7,780
  Income before income tax                             2,100           177                      3,400          1,158
  Provision for income tax                               100            80                        700            550
  Net income                                          $2,000           $97                     $2,700           $608

    See accompanying notes to unaudited consolidated financial statements.

                                      (2)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (unaudited)

                                                                                       Six Months         Six Months
                                                                                      Ended June 30      Ended June 30
                                                                                          1996               1997
                                                                                       Predecessor         Company
                                                                                       -----------         -------
Cash flow from operating activities:
   Net income                                                                             $ 2,700          $   608
Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of purchase related assets                                                      -            3,735
   Provision for deferred taxes                                                                 -              250
   Depreciation                                                                             1,500            1,025
Changes in assets and liabilities associated with operating activities:
   (Increase) decrease in customer accounts receivable                                        800           (3,211)
   Decrease in inventories                                                                    200              338
   (Increase) decrease in other current assets                                                300             (695)
   Decrease in accounts payable and accrued expenses                                         (700)          (3,245)
   Increase (decrease) in other current liabilities                                           700             (191)
   Other, net                                                                                   -             (316)
                                                                                       ----------          -------
   Net cash provided by (used in) operating activities                                      5,500           (1,702)
   Cash flow from investing activities--capital expenditures                               (1,700)          (1,165)
   Cash flow from financing activities--Reduction in long-term debt                          (600)            (925)
                                                                                       ----------          -------
   Net increase (decrease) in cash and cash equivalents                                     3,200           (3,792)
   Adjustments for exclusion of cash and cash equivalents pursuant to
     the asset purchase agreement.                                                         (3,600)               -
   Cash and cash equivalents at beginning of period                                         1,300            7,900
                                                                                       ----------          -------
      Cash and cash equivalents at end of period                                          $   900          $ 4,108
                                                                                       ==========          =======
Supplemental cash flow information:
   Interest paid                                                                              900            7,230
   Taxes paid                                                                                 100              435

    See accompanying notes to unaudited consolidated financial statements.

                                      (3)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                    For the Six Months Ended June 30, 1997
               (Dollars in thousands, except shares outstanding)

                                                                (Retained
                                                                 Earning          Total
                                  Shares        Additional      Accumulated    Stockholder's
                                Outstanding   Paid in Capital     Deficit)        Equity
                                -----------   ---------------     -------         ------
Balance, December 31, 1996         1,000          $129,554         $(528)        $129,026
   Net income                         --               ---           608              608
Balance, June 30, 1997             1,000          $129,554         $  80         $129,634

    See accompanying notes to unaudited consolidated financial statements.

                                      (4)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.   Basis of Presentation

     The accompanying June 30, 1997 interim consolidated financial statements of Rose Hills Company and subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Registration Statement on Form S-4 (Registrations No. 333-21411).

     In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments considered necessary for a fair presentation of the financial condition as of June 30, 1997 and the results of operations and cash flows for the three and six months ended June 30, 1997.

     Earnings (loss) per share have not been included, as the Company is a wholly owned subsidiary of Rose Hills Holding, Inc.

     The Company was formed in 1996 for purposes of acquiring Roses, Inc. ("Mortuary") and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association and Workman Mill Company ("Cemetery"). Also, in connection with the acquisition the Company's shareholder contributed 10 funeral homes and 2 funeral home cemetery combination properties (`Satellite Properties'). As a result of these acquisitions (collectively "Acquisition Transaction"), the Company is the successor to the operations of the predecessor Mortuary and Cemetery. As of November 19, 1996, the Company's assets and liabilities were adjusted to their estimated fair values under purchase accounting. In addition, the Company entered into new financing arrangements and changed its capital structure. Accordingly, the financial position and results of operations subsequent to November 18, 1996 are not comparable to prior periods. Operations of the Company since November 18, 1996 reflect increased depreciation, amortization, and interest expense. Accordingly, comparative financial information as of and for the three and six months ended June 30, 1996 have been included on a historical basis for the predecessor Mortuary and Cemetery and are not comparable. Such combined financial data for the predecessor operations has been included solely to facilitate a discussion of the operations from period to period. Such presentation of the 1996 data is pro forma in that generally accepted accounting principles would not allow such combination due to the lack of common ownership of the predecessor operations. The operations of the Satellite Properties for 1996 have been omitted from the presentation on the basis of immateriality.


2.   Settlement Agreement

     In connection with the acquisition, Roses, Inc. entered into a "Settlement Agreement" dated November 19, 1996 with the former owners of the Cemetery to resolve amounts due/owed between Roses, Inc. and the Cemetery as of November 18, 1996. The final resolution of such amounts under the Settlement Agreement had not been determined at June 30, 1997.

     The Company, as successor to Roses, Inc., accrued a $1.6 million liability to former owners of the Cemetery that it believes will fully satisfy the terms of the Settlement Agreement. The Company believes that the selling shareholders of Roses, Inc. are obligated to pay approximately $1.4 million of the balance accrued. Upon final resolution of such amounts under the Settlement Agreement, Goodwill will be adjusted accordingly.

                                      (5)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company was formed in 1996 to acquire Rose Hills Memorial Park ("Rose Hills"), which is the largest single location cemetery and funeral home combination in the United States. In addition the Company acquired the Satellite Properties consisting of 10 funeral homes and two combination cemetery and funeral home properties. Rose Hills is situated less than 14 miles from downtown Los Angeles on approximately 1,418 acres of permitted cemetery land near Whittier, California. The Cemetery and Mortuary have been continuously operating since 1914 and 1956, respectively. As a result of the Acquisition Transaction the Company owns a strategic assembly of cemeteries and funeral homes in the greater Los Angeles area.


Results of Operations

The following table sets forth certain income statement data as a percentage of total sales for the Company and its predecessor operations.

                                                   Three Months Ended June 30            Six Months Ended June 30
                                                     1996            1997                 1996              1997
                                                  Predecessor       Company            Predecessor         Company
                                                  -----------       -------            -----------         -------
Sales and services:
  Funeral sales and services                         37.8%           40.9%               42.2%              42.0%
  Cemetery sales and services                        52.9%           47.3%               47.7%              48.1%
  Insurance commissions and other                     9.3%           11.8%               10.1%               9.9%
     Total sales and services                       100.0%          100.0%              100.0%             100.0%
Gross profit:
  Funeral sales and services                         66.7%           79.4%               68.0%              76.5%
  Cemetery sales and services                        82.5%           75.3%               80.5%              77.6%
     Total gross profit                              78.2%           79.9%               77.2%              79.4%
Selling, general and administrative expenses         58.8%           53.9%               60.8%              49.9%
Amortization                                          0.0%            2.9%                0.0%               4.6%
Interest expense                                      4.2%           22.6%                3.8%              22.3%

Quarter Ended June 30, 1997 Compared to June 30, 1996

Revenues for the quarter ended June 30, 1997 increased 51.5 % to $18.0 million from $11.9 million for the quarter ended June 30, 1996. Approximately 38% or $2.3 million of the increase was attributed to the acquisition of the Satellite Properties. The remainder of the increase was attributed to a 45.0% increase in pre-need cemetery property sales, increased cemetery merchandise sales and increased earnings from the Endowment Care Fund ("ECF"). Pre-need property sales increased due to the expansion of products offered on pre-need sales contracts, one large group sale for approximately $1.5 million and the addition of over 120 new sales counselors. Overall funeral service revenue increased due to the acquisition of the Satellite Properties. Revenue at Rose Hills was up slightly compared to 1996. A three-percent decline in total calls was offset by a price increase of approximately 17% for the average funeral services.

                                      (6)

Gross margins from Cemetery sales declined slightly from 82.5% in the quarter ended June 30, 1996 to 75.3% in the quarter ended June 30, 1997. The decline was due to an overall increase in inventory costs associated with purchase accounting adjustments and group sale discounts. Gross margins for funeral services increased from 66.7% in the quarter ended June 30, 1996 to 79.4% in the quarter ended June 30, 1997 due to the price increase and cost savings associated with the integration of the Satellite Properties.

Selling, general and administrative expenses increased 38.7% from $7.0 million at June 30, 1996 to $9.7 million at June 30, 1997. The primary reason for the increase is higher commissions due to increased pre-need property and merchandise sales (commission expense is a variable cost based on sales). Costs related to the Administrative Service Agreement with The Loewen Group, Inc. and increased property taxes were offset by lower employee benefit costs and savings related to staffing reductions. As a percentage of net sales, selling, general and administrative expense for the quarter ended June 30, 1997 declined from 58.8% in the quarter ended June 30, 1996 to 53.9%. The decline is attributed to the absorption of the Satellite Property operations within the existing Company corporate infrastructure and additional leverage realized from the increase in pre-need property sales.

Amortization and interest expense increased $0.5 million and $3.5 million, respectively, for the quarter ended June 30, 1997 compared to June 30, 1996. Amortization, which includes amortization of goodwill and covenants not to compete, increased as a result of the Acquisition Transaction. Interest expense also increased due to borrowings associated with the Acquisition Transaction.

EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $5.8 million for the quarter ended June 30, 1997 from $3.2 million for the quarter ended June 30, 1996. The increase was primarily a result of (i) an increase in pre-need contract sales (ii) an increase in leverage of existing corporate overhead and (iii) the addition of the Satellite Properties. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

Six Months Ended June 30, 1997 Compared to June 30, 1996

Consolidated revenues increased 51.3% to $35.9 million for the six months ended June 30, 1997 compared to $23.7 million for the six months ended June 30, 1996. Approximately half of the growth was attributed to the acquisition of the Satellite Properties, which contributed $5.5 million to the increase. Funeral service revenues increased 50.8% to $15.1 million, and cemetery revenues increased 52.5% to $17.2 million. The increase in funeral service revenue was largely due to the acquisition of the Satellite Properties. Revenue from total calls for Rose Hills is down 2% from the same six-month period last year. The revenue decline was partially offset by a price increase implemented in the third quarter last year. Cemetery sales increased due to an increase in pre-need property sales which benefited from the expansion of products offered on pre-need contracts, one large group sale for approximately $1.5 million and the addition of over 120 new sales counselors and telemarketing support.

General and administrative expenses increased $3.5 to $17.9 million for the six months ended June 30, 1997 from $14.4 million for the six months ended June 30, 1996. The largest component of the $3.5 million increase is associated with the acquisition of the Satellite Properties. Non direct overhead costs, such as depreciation and manager salary and wages, totaled 3.1 million during the six months ended June 30, 1997. General and administrative expense for the predecessor mortuary and cemetery was flat compared to the prior period. An increase commission expense, which varies in direct proportion with pre-need cemetery sales and services, of $2.0 million was largely offset by a reduction in salaries and benefits. As a percentage of consolidated revenue, general and administrative expense decreased to 49.9% for the six months ended June 30, 1997 compared to 60.4% for the six months ended June 30, 1996. The decline is attributed to the absorption of the Satellite Property operations within the existing Company corporate infrastructure and additional leverage realized from the increase in pre-need property sales.

Other revenues, which include financing, commission, ECF and management fee income increased from $2.4 million in 1996 to $3.6 million in 1997. Substantially all of the increase was due to increased earnings from the ECF. In August 1996 the Rose Hills ECF changed its investment strategy by increasing the percentage of fund assets invested in fixed income securities, increasing earnings available to the Cemetery. ECF earnings increased by $1.0 million and commission and finance income increased $0.1 million

Amortization and interest expense increased $1.6 million and $7.1 million, respectively, for the six months ended June 30, 1997 compared to June 30, 1996. Amortization, which includes amortization of goodwill and covenants not to compete, and interest expense increased as a result of the Acquisition Transaction.

Income from operations increased to $8.9 million for the six months ended June 30, 1997 from $3.9 million for the six months ended June 30, 1996. EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $13.2 million for the six months ended June 30, 1997 from $5.7 million for the six months

                                      (7)
ended June 30, 1996. Both the increase in income from operations of $5.0 and EBITDA of $7.7 were primarily a result of (i) an increase in pre-need contract sales (ii) an increase in leverage of existing corporate overhead and (iii) the addition of the Satellite Properties. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.


Liquidity and Capital Resources

The primary source of cash for the Company is funds provided by operating income and proceeds from long-term indebtedness. As of June 30, 1997 the Company had net working capital of $4.3 million and a current ratio of 1.36 compared to net working capital of $5.7 million and current ratio of 1.37 at December 31, 1996.

Net cash used in operating activities was $1.7 million for the six months ended June 30, 1997, compared to net cash provided by operating activities of $5.4 million for the same period in 1996. The net change in working capital provided by operations of $7.1 million compared to 1996 is due largely to the $6.3 million increase in cash interest expense. Other factors contributing to the change include a $3.2 million increase in customer contracts receivable used to finance pre-need cemetery and merchandise sales. A reduction in accounts payable and accrued expenses primarily associated with the Acquisition Transaction also used $3.2 million of operating flow.

The primary uses of cash will be principal payments on outstanding long-term indebtedness and capital expenditures as permitted under the terms of bank agreements. The Company estimates its current year capital expenditures of approximately $3.0 million will be used primarily for the repair and improvement of existing infrastructure and cemetery grounds, as well as the addition of rolling stock.

Contemporaneously with the consummation of the Acquisition, the Company entered into senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $75 million, the proceeds of which were used to finance the Acquisition Transaction and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility") in an aggregate principal amount of up to $25 million, the proceeds of which are available for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. In addition, the Company has their right, subject to certain conditions to performance tests, to increase the Bank Term Facility by up to $25.0. The Bank Term Facility and the Bank Revolving Facility will mature on November 1, 2003. The Bank Term Facility is subject to amortization, subject to certain conditions, in semi-annual installments in the amounts of $1 million in each of the first three years after the anniversary of the closing date of the Bank Term Facility (the "Bank Closing"); $3 million in the fourth year after the Bank Closing; $7 million in the fifth year after the Bank Closing; $9 million in the sixth year after the Bank Closing and $53 million upon maturity of the Bank Term Facility. The Revolving Credit Facility is payable in full at maturity, with no prior amortization.

All obligations under the Bank Credit Facilities and any interest rate hedging agreements entered into with the lenders or their affiliates in connection therewith are unconditionally guaranteed (the "Bank Guarantees") jointly and severally, Rose Hills Holdings, Corp. and each of the Company's existing and future domestic subsidiaries (the "Bank Guarantors"). All obligations of the Company and the Bank Guarantees are secured by first priority security interests in all existing and future assets (including real property located at Rose Hill but excluding other real property and vehicles covered by certificates of title) of the Company and the Bank Guarantors. In addition, the Bank Credit Facilities are secured by a first priority security interest in 100% of the capital stock of the Company and each subsidiary thereof and all intercompany receivables.

In connection with the Acquisition Transaction, the Company also issued $80 million of 9-1/2% Senior Subordinated Notes due 2004, which were exchanged in September 1997 for $80 million of 9-1/2% Senior Subordinated Notes due 2004 (the "Notes") that were registered under the Securities Act of 1933. The Notes mature on November 15, 2004. Interest on the Notes is payable semi-annually on May 15 and November 15 at the annual rate of 91/2%. The Notes are redeemable in cash at the option of the Company, in whole or in part, at any time on or after November 15, 2000, at prices ranging from 104.75% with annual reductions to 100% in 2003 plus accrued and unpaid interest, if any, to the redemption date. The proceeds of the Notes were used, in part, to finance the Acquisition Transaction.

                                      (8)

As a result of the Acquisition Transaction and the application of proceeds therefrom, the Company's total outstanding indebtedness was approximately $157.0 million as of June 30, 1997. As of June 30, 1997, the Company also has $25.0 million of borrowing capacity available under the Bank Revolving Facility. Management believes that, based upon current levels of operations and anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Exchange Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 13 1, Disclosures about Segments of an Enterprise and Related Information (SFAS 13 1). SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 uses a "management approach" concept as the basis for identifying reportable segments.

The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization. Furthermore, the management approach facilitates consistent descriptions of an enterprise in its annual report and various other published information. It focuses on financial information that an enterprise's decision makers use to make decisions about the enterprise's operating matters.

Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Earlier application is encouraged. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. Statement 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. Management has not determined the impact of SFAS 131 on its consolidated financial statements.

                                      (9)

PART II

ITEM 5 - OTHER INFORMATION

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q include "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, plans to increase revenues, reduce general and administrative expense and take advantage of synergies, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed herein, including, without limitation, in conjunction with the forward-looking statements included herein.

All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Management Change

On September 10, 1997, Kendall E. Nungesser's employment as Chief Executive Officer of the Company terminated and the Company appointed Dillis E. Ward as President and Chief Operating Officer of the Company and Larry Miller as Chief Executive Officer and Vice Chairman of Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The Exhibits, as shown in the "Index of Exhibits", attached hereto as pages 11 and 12, are filed as a part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ROSE HILLS COMPANY


                                   /s/ KENTON C. WOODS
                                   ------------------------
                                   Kenton C. Woods
                                   Chief Financial Officer,
                                   Secretary and Treasurer

September 29, 1997

                                     (10)

                               INDEX OF EXHIBITS


(a)
Exhibit
Number         Description
------         -----------
 2.1*          __  Asset Purchase Agreement, dated as of September 19, 1996, by and between and between
                   Rose Hills Memorial Park Association and Tudor Acquisition Corp.  (now known as the
                   Rose Hills Company).

 2.2*          __  Agreement and Plan of Merger, dated as of September 19, 1996, by and among the Stockholders of Roses, Inc. And Tudor Acquisition Corp. (now known as the Rose Hills Company).

 2.3*          __  Amendment to the Agreement and Plan of Merger dated as of November 18, 1996 by and among Rose Hills Acquisition Corp. (now known as Rose Hills Company),
                   Roses Inc., the Stockholders of Roses Inc., and RH Mortuary Corporation.

 3.1*          __  Restated Certificate of Incorporation of Tudor Acquisition Corp. changing its name to Rose Hills Acquisition Corp.

 3.2*          __  Certificate of Amendment of Certificate of Incorporation of Rose Hills Acquisition
                   Corp. changing its name to Rose Hills Company.

 3.3*          __  Amended and Restated By-Laws of Rose Hills Company.

 4.1*          __  Indenture dated as of November 15, 1996 between Rose Hills Acquisition Corp. and
                   United States Trust Company of New York, as Trustee.

 4.2*          __  Form of 9 1/2% Senior Subordinated Note due 2004 (included in Exhibit 4.1).

10.1*          __  Stockholders' Agreement dated as of November 19, 1996 among Rose Hills
                   Holdings Corp., Blackstone Capital Partners II Merchant Banking Fund L.P.,
                   Blackstone Rose Hills Offshore Capital Partners L.P., Blackstone Family
                   Investment Partnership II L.P., Roses Delaware, Inc., Loewen Group International, Inc.,
                   and RHI Management Direct L.P.

10.2*          __  Administrative Services Agreement dated as of November 19, 1996 between Rose
                   Hills Acquisition Corp. (now known as Rose Hills Company), The Loewen Group, Inc., and Loewen Group International Inc.

10.3*          __  Credit Agreement dated as of November 19, 1996 among Rose Hills Company, Rose
                   Hills Holdings Corp., Goldman, Sachs & Co., as syndication agent and arranging agent, the financial institutions from time to time parties thereto as lenders and The Bank of Nova Scotia, as administrative agent for such lenders.

10.4*          __  Put/Call Agreement, dated as of November 19, 1996 among Blackstone Capital
                   Partners II Merchant Banking Fund L.P., Blackstone Rose Hills Offshore Capital
                   Partners L.P., Blackstone Family Investment Partnership II L.P., Roses Delaware, Inc.,
                   Loewen Group International, Inc., The Loewen Group Inc., and RHI Management Direct L.P.

10.5**         __  Buddhist Memorial Complex Development and Use Agreement dated as of March 1,
                   1994 between Rose Hills Memorial Park Association and International Buddhist
                   Progress Society.

10.6**         __  First Amendment to Buddhist Memorial Complex Development and Use Agreement,
                   dated as of September 1, 1994 between Rose Hills Memorial Park Association and
                   International Buddhist Progress Society.

--------------------------------------------------------------------------------
(b)  Reports on Form 8-K

     None

------

  *Incorporated by reference to the Exhibits to the Company's Registration
   Statement on Form S-4 (Registration No. 333-21411).

 **Incorporated by reference to the Exhibits to the Company's Registration
   Statement on Form S-4 (Registration No. 333-21411 Amendment No. 1).

***Filed Herewith.

                                     (11)


Exhibit
Number         Description
------         -----------
10.7**         __  Second Amendment to Buddhist Memorial Complex Development and Use
                   Agreement, dated as of March 15, 1995 between Rose Hills Memorial Park
                   Association and International Buddhist Progress Society.

10.8**         __  Third Amendment to Buddhist Memorial Complex Development and Use
                   Agreement, dated as of May 15, 1995 between Rose Hills Memorial Park
                   Association and International Buddhist Progress Society.

10.9**         __  Fourth Amendment to Buddhist Memorial Complex Development and Use
                   Agreement, dated as of October 15, 1995 between Rose Hills Memorial Park
                   Association and International Buddhist Progress Society.

10.10**        __  Memorandum of Understanding, dated as of March 22, 1996 between Rose Hills
                   Memorial Park Association and International Buddhist Progress Society.

10.11**        __  Amended and Restated Employment Agreement dated December  , 1996 by and between Rose Hills Company and Kendall E. Nungesser.

10.12**        __  Employment Agreement dated November 19, 1996 by and between RH Mortuary
                   Corporation and Dennis C. Poulsen.

10.13**        __  Employment Confirmation dated November 18, 1996 by and between Rose Hills
                   Company and Mark Helmintoller.

10.14**        __  Employment Letter Agreement, dated April 22, 1997 by and between Rose Hills
                   Company and Kenton C. Woods.

10.15**        __  Addendum to Employment Letter Agreement, dated April 28, 1997 by and between
                   Rose Hills Company and Kenton C. Woods.

10.16**        __  Non-Competition Agreement dated as of November 19, 1996, between RH Mortuary
                   Corporation and Kendall E. Nungesser.

10.17**        __  Non-Competition Agreement dated as of November 19, 1996 between RH Mortuary
                   Corporation and Dennis C. Poulsen.

10.18**        __  Non-Competition Agreement dated as of November 19, 1996 between RH Mortuary
                   Corporation and Sandy V. Durko.

12***          __  Computation of Ratio of Earnings to Fixed Charges.
21*            __  Subsidiaries of Rose Hills Company (formerly known as Rose Hills Acquisition Corp.).

27***          __  Financial Data Schedule

________________

  * Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 (Registration No. 333-21411).

** Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 (Registration No. 333-21411 Amendment No. 1).

*** Filed Herewith.

                                     (12)