Form 10-Q
period 1997-09-30
ROSE HILLS CO
filed 1997-11-14
CIK 1030376

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



The number of outstanding Common shares as of November 12, 1997, was 1,000

                              ROSE HILLS COMPANY
                               AND SUBSIDIARIES

                                                                                  PAGE
PART I. FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS:

       CONSOLIDATED BALANCE SHEETS
          as of September 30, 1997 and December 31, 1996                            1

       CONSOLIDATED STATEMENTS OF OPERATIONS
          for the Three and Nine Months Ended September 30, 1997 and 1996           2

       CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          for the Nine Months Ended September 30, 1997                              3

       CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the Nine Months Ended September 30, 1997 and 1996                     4

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                           5

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             6

PART II.

     OTHER INFORMATION

     ITEM 5     OTHER INFORMATION                                                  10

     ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K                                   10

       SIGNATURES                                                                  10

     INDEX OF EXHIBITS                                                           10 - 11

     EXHIBIT 12                                                                    12

     EXHIBIT 27                                                                    13


                      ROSE HILLS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1997
                            (DOLLARS IN THOUSANDS)



                                    ASSETS
                                                                                  1996        1997
                                                                                --------   -----------
                                                                                           (Unaudited)
Current assets:

   Cash and equivalents                                                         $  7,900     $  2,045
   Accounts receivable, net of allowances                                          8,344        8,979
   Prepaid expenses and other current assets                                       2,666        3,818
   Inventory                                                                       1,186        1,152
   Deferred tax asset                                                              1,176        1,176
                                                                                --------     --------
      Total current assets                                                        21,272       17,170
                                                                                --------     --------
   Long-term receivables, net of allowances                                        5,153        7,214
   Cemetery Property                                                              71,389       69,517
   Property, plant and equipment, net                                             73,283       73,308
   Goodwill                                                                      129,294      128,542
   Deferred finance charge                                                        11,891       10,718
   Other assets                                                                    5,552        5,890
                                                                                --------     --------
      Total assets                                                              $317,834     $312,359
                                                                                ========     ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                        $  2,383     $  1,945
   Accrued expenses                                                                7,857        3,572
   Accrued interest                                                                1,815        3,347
   Other current liabilities                                                       1,487        1,212
   Current portion of other long-term debt                                         1,968        1,494
                                                                                --------     --------
      Total current liabilities                                                   15,510       11,570
                                                                                --------     --------
   Retirement plan liabilities                                                     7,616        7,284
   Deferred tax liability                                                          4,373        4,373
   Subordinated Notes Payable                                                     80,000       80,000
   Bank senior term loan                                                          74,000       73,000
   Other long-term debt                                                            3,764        3,511
   Other liabilities                                                               3,545        4,115
                                                                                --------     --------
      Total liabilities                                                          188,808      183,853
                                                                                --------     --------
Commitment and contingencies
Stockholder's equity:
   Common stock par value $.01; 1,000 authorized; 1,000 shares outstanding
      Additional paid in capital                                                 129,554      129,554
      Accumulated earnings (deficit)                                                (528)      (1,048)
                                                                                --------     --------
      Total stockholder's equity                                                 129,026      128,506
                                                                                --------     --------
   Total liabilities and stockholder's equity                                   $317,834     $312,359
                                                                                ========     ========

     See accompanying notes to unaudited consolidated financial statements.

                                      (1)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                     Three Months Ended         Nine Months Ended
                                                        September 30               September 30
                                                           1996       1997           1996        1997
                                                    Predecessor    Company    Predecessor     Company
                                                    ------------   --------   ------------   --------
Sales and services:
   Funeral sales and services                           $ 5,004    $ 6,159        $15,065    $ 21,235
   Cemetery sales and services                            6,488      8,706         17,798      25,938
   Insurance commissions and other                        1,242      1,934          3,632       5,492
                                                        -------    -------        -------    --------
      Total sales and services                           12,734     16,799         36,495      52,665
   Cost of sales and services:
   Funeral sales and services                             1,509      1,488          4,674       5,029
   Cemetery sales and services                            1,090      2,507          3,295       6,367
                                                        -------    -------        -------    --------
      Total costs of sales and services                   2,599      3,995          7,969      11,396
   Gross profit                                          10,135     12,804         28,526      41,269
   Selling, general and administrative expenses           7,393      9,194         21,763      27,081
   Amortization of purchase price in excess of
    net assets acquired and other intangibles                46        819             85       2,459
                                                        -------    -------        -------    --------
   Income from operations                                 2,696      2,791          6,678      11,729
Other income expense:
   Interest expense                                        (506)    (4,404)        (1,415)    (12,417)
   Other income                                             (66)       245            309         478
                                                        -------    -------        -------    --------
      Total other income expense                           (572)    (4,159)        (1,106)    (11,939)
   Income (loss) before income tax                        2,124     (1,368)         5,572        (210)
   Provision for income tax (benefit)                       503       (241)         1,150         310
                                                        -------    -------        -------    --------
   Net income (loss)                                    $ 1,621    $(1,127)       $ 4,422    $   (520)
                                                        =======    =======        =======    ========



     See accompanying notes to unaudited consolidated financial statements.

                                      (2)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        Nine Months      Nine Months
                                                                                           Ended           Ended
                                                                                        September 30     September 30
                                                                                            1996            1997
                                                                                        Predecessor        Company
                                                                                        ------------     ------------
Cash flow from operating activities:
   Net income (loss)                                                                        $ 4,422        $  (520)
Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of purchase related assets                                                       85          2,459
   Provision for deferred taxes
   Depreciation                                                                               2,118          1,546
Changes in assets and liabilities associated with operating activities:
   (Increase) decrease in customer accounts receivable                                          750         (2,696)
   Decrease in inventories                                                                      489          1,906
   (Increase) decrease in other current assets                                               (1,226)        (1,706)
   Decrease in accounts payable and accrued expenses                                           (578)        (3,191)
   Increase (decrease) in other current liabilities                                           1,324           (749)
   Other, net                                                                                  (395)         1,411
                                                                                            -------        -------
   Net cash provided by (used in) operating activities                                        6,989         (1,540)
   Cash flow from investing activities--capital expenditures                                 (2,208)        (1,491)
   Cash flow from investing activities--goodwill addition                                        --         (1,571)
   Cash flow from financing activities--Reduction in long-term debt                          (2,135)        (1,253)
                                                                                            -------        -------
   Net increase (decrease) in cash and cash equivalents                                       2,646         (5,855)
   Adjustments for exclusion of cash and cash equivalents pursuant to
       the asset purchase agreement.                                                         (3,465)            --
   Cash and cash equivalents at beginning of period                                           1,269          7,900
                                                                                            -------        -------
      Cash and cash equivalents at end of period                                            $   450        $ 2,045
                                                                                            =======        =======

Supplemental cash flow information:
   Interest paid                                                                              1,415          8,754
   Taxes paid                                                                                   405            449




     See accompanying notes to unaudited consolidated financial statements.



                                      (3)

                      ROSE HILLS COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
               (DOLLARS IN THOUSANDS, EXCEPT SHARES OUTSTANDING)




                                                                  (RETAINED
                                                                   EARNING          TOTAL
                                   SHARES        ADDITIONAL      ACCUMULATED    STOCKHOLDER'S
                                 OUTSTANDING   PAID IN CAPITAL     DEFICIT)         EQUITY
                                 -----------   ---------------   ------------   --------------
Balance, December 31, 1996             1,000           129,554          (528)         129,026
   Net income (loss)                      --                            (520)            (520)
                                 -----------                          ------    -------------
Balance, September 30, 1997            1,000           129,554        (1,048)         128,506
                                 ===========           =======        ======    =============






     See accompanying notes to unaudited consolidated financial statements.

                                      (4)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying September 30, 1997 interim consolidated financial statements of Rose Hills Company and subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Registration Statement on Form S-4 (Registrations No. 333-21411).

     In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments considered necessary for a fair presentation of the financial condition as of September 30, 1997 and the results of operations and cash flows for the three and nine months ended September 30, 1997.

     Earnings (loss) per share have not been included, as the Company is a wholly owned subsidiary of Rose Hills Holding, Inc.

     The Company was formed in 1996 for purposes of acquiring Roses, Inc. ("Mortuary") and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association and Workman Mill Company ("Cemetery"). Also, in connection with the acquisition the Company's shareholder contributed 10 funeral homes and 2 funeral home cemetery combination properties ('Satellite Properties'). As a result of these acquisitions (collectively "Acquisition Transaction"), the Company is the successor to the operations of the predecessor Mortuary and Cemetery. As of November 19, 1996, the Company's assets and liabilities were adjusted to their estimated fair values under purchase accounting. In addition, the Company entered into new financing arrangements and changed its capital structure. Accordingly, the financial position and results of operations subsequent to November 18, 1996 are not comparable to prior periods. Operations of the Company since November 18, 1996 reflect increased depreciation, amortization, and interest expense. Accordingly, comparative financial information as of and for the three and nine months ended September 30, 1996 have been included on a historical basis for the predecessor Mortuary and Cemetery and are not comparable. Such combined financial data for the predecessor operations has been included solely to facilitate a discussion of the operations from period to period. Such presentation of the 1996 data is pro forma in that generally accepted accounting principles would not allow such combination due to the lack of common ownership of the predecessor operations. The operations of the Satellite Properties for 1996 have been omitted from the presentation on the basis of immateriality.


2.   SETTLEMENT AGREEMENT

     In connection with the acquisition, Roses, Inc. entered into a "Settlement Agreement" dated November 19, 1996 with the former owners of the Cemetery to resolve amounts due/owed between Roses, Inc. and the Cemetery as of November 18, 1996. The final resolution of such amounts under the Settlement Agreement had not been determined at September 30, 1997.

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


RESULTS OF OPERATIONS

The following table sets forth certain income statement data as a percentage of total sales for the Company and its predecessor operations.

                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                           1996           1997       1996           1997
                                           PREDECESSOR    COMPANY    PREDECESSOR    COMPANY
                                           ------------   --------   ------------   -------
Sales and services:
   Funeral sales and services                     39.3%      36.7%          41.3%     40.3%
   Cemetery sales and services                    51.0%      51.8%          48.8%     49.3%
   Insurance commissions and other                 9.8%      11.5%          10.0%     10.4%
      Total sales and services                   100.0%     100.0%         100.0%    100.0%
Gross profit:
   Funeral sales and services                     69.8%      75.8%          69.0%     76.3%
   Cemetery sales and services                    83.2%      71.2%          81.5%     75.5%
   Total gross profit                             79.6%      76.2%          78.2%     78.4%
Selling, general and administrative               58.1%      54.7%          59.6%     51.4%
 expenses
Amortization                                         0%       4.9%           0.0%      4.7%
Interest expense                                   4.0%      26.2%           3.9%     23.6%

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

Revenues for the quarter ended September 30, 1997 increased 32 % to $16.8 million from $12.7 million for the quarter ended September 30, 1996. Approximately 66% or $2.7 million of the increase was attributed to the acquisition of the Satellite Properties. The remainder of the increase was attributed to an increase in pre-need cemetery property sales, increased cemetery merchandise sales and increased earnings from the Endowment Care Fund ("ECF"). Pre-need property sales increased due to the expansion of products offered on pre-need sales contracts and over 120 new sales counselors. Overall funeral service revenue increased due to the acquisition of the Satellite Properties. Revenue at Rose Hills was up slightly compared to 1996. A five-percent decline in total calls was partially offset by a price increase in August 1996 in funeral services.



                                      (6)

Gross margins from Cemetery sales declined from 83.2% in the quarter ended September 30, 1996 to 71.2% in the quarter ended September 30, 1997. The decline was due to an overall increase in inventory costs (amortization) associated with purchase accounting adjustments and group sale discounts. Gross margins for funeral services increased from 69.8% in the quarter ended September 30, 1996 to 75.8% in the quarter ended September 30, 1997 due to the price increase and cost savings associated with the integration of the Satellite Properties.

Selling, general and administrative expenses increased 24% from $7.4 million at September 30, 1996 to $9.2 million at September 30, 1997. The primary reason for the increase is due to the acquisition of the Satellite Properties. Costs related to the Administrative Service Agreement with The Loewen Group, Inc. and increased property taxes were offset by lower employee benefit costs and savings related to staffing reductions. As a percentage of net sales, selling, general and administrative expense for the quarter ended September 30, 1997 declined from 58.1% in the quarter ended September 30, 1996 to 54.7%. The decline is attributed to the absorption of the Satellite Property operations within the existing Company corporate infrastructure and additional leverage realized from the increase in pre-need property sales.

Amortization and interest expense increased $.8 million and $3.9 million, respectively, for the quarter ended September 30, 1997 compared to September 30, 1996. Amortization, which includes amortization of goodwill and covenants not to compete, increased as a result of the Acquisition Transaction. Interest expense also increased due to borrowings associated with the Acquisition Transaction.

EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $5.1 million for the quarter ended September 30, 1997 from $4.5 million for the quarter ended September 30, 1996. The increase was primarily a result of
(i) an increase in pre-need contract sales (ii) an increase in leverage of existing corporate overhead and (iii) the addition of the Satellite Properties. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

Consolidated revenues increased 44% to $52.7 million for the nine months ended September 30, 1997 compared to $36.5 million for the nine months ended September 30, 1996. Approximately half of the growth was attributed to the acquisition of the Satellite Properties, which contributed $8.3 million to the increase. Funeral service revenues increased 41% to $21.2 million, and cemetery revenues increased 46% to $25.9 million. The increase in funeral service revenue was largely due to the acquisition of the Satellite Properties. Revenue from total calls for Rose Hills is down 4% from the same nine-month period last year. Cemetery sales increased due to an increase in pre-need property sales which benefited from the expansion of products offered on pre-need contracts, one large group sale for approximately $1.5 million and the addition of over 120 new sales counselors and telemarketing support.

General and administrative expenses increased $5.3 million to $27.1 million for the nine months ended September 30, 1997 from $21.8 million for the nine months ended September 30, 1996. The largest component of the $5.3 million increase is associated with the acquisition of the Satellite Properties. General and administrative expense for the predecessor mortuary and cemetery was flat compared to the prior period. An increase in commission expense, which varies in direct proportion with pre-need cemetery sales and services, of $2.4 million was largely offset by a reduction in salaries and benefits. As a percentage of consolidated revenue, general and administrative expense decreased to 51.4% for the nine months ended September 30, 1997 compared to 59.6% for the nine months ended September 30, 1996. The decline is attributed to the absorption of the Satellite Property operations within the existing Company corporate infrastructure and additional leverage realized from the increase in pre-need property sales.

Other revenues, which include financing, commission, ECF and management fee income increased from $3.6 million in 1996 to $5.5 million in 1997. In August 1996 the Rose Hills ECF changed its investment strategy by increasing the percentage of fund assets invested in fixed income securities, increasing earnings available to the Cemetery. ECF earnings increased by $1.2 million and commission and finance income increased $.1 million

Amortization and interest expense increased $2.4 million and $11.0 million, respectively, for the nine months ended September 30, 1997 compared to September 30, 1996. Amortization, which includes amortization of goodwill and covenants not to compete, and interest expense increased as a result of the Acquisition Transaction.

Income from operations increased to $11.7 million for the nine months ended September 30, 1997 from $6.7 million for the nine months ended September 30, 1996. EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $18.3 million for the nine months ended September 30, 1997 from $12.7 million
for the nine months ended September 30, 1996.   Both the increase in income from
operations of $5.0 million and EBITDA of $5.6 million were primarily a result of
(i) an increase in pre-need contract sales (ii) an increase in leverage of existing corporate

                                      (7)
overhead and (iii) the addition of the Satellite Properties. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of cash for the Company is funds provided by operating income and proceeds from long-term indebtedness. As of September 30, 1997 the Company had net working capital of $5.6 million and a current ratio of 1.48 compared to net working capital of $5.7 million and current ratio of 1.37 at December 31, 1996.

Net cash used in operating activities was $1.5 million for the nine months ended September 30, 1997, compared to net cash provided by operating activities of $7.0 million for the same period in 1996. The net change in working capital provided by operations of $9.3 million compared to 1996 is due largely to the $7.3 million increase in cash interest expense. Other factors contributing to the change include a $2.7 million increase in customer contracts receivable used to finance pre-need cemetery and merchandise sales. A reduction in accounts payable and accrued expenses primarily associated with the Acquisition Transaction also used $3.2 million of operating flow.

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

Contemporaneously with the consummation of the Acquisition, the Company entered into senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $75 million, the proceeds of which were used to finance the Acquisition Transaction and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility") in an aggregate principal amount of up to $25 million, the proceeds of which are available for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. In addition, the Company has the right, subject to certain conditions to performance tests, to increase the Bank Term Facility by up to $25.0. The Bank Term Facility and the Bank Revolving Facility will mature on November 1, 2003. The Bank Term Facility is subject to amortization, subject to certain conditions, in semi-annual installments in the amounts of $1 million in each of the first three years after the anniversary of the closing date of the Bank Term Facility (the "Bank Closing"); $3 million in the fourth year after the Bank Closing; $7 million in the fifth year after the Bank Closing; $9 million in the ninth year after the Bank Closing and $53 million upon maturity of the Bank Term Facility. The Revolving Credit Facility is payable in full at maturity, with no prior amortization.

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

In connection with the Acquisition Transaction, the Company also issued $80 million of 9-1/2% Senior Subordinated Notes due 2004, which were exchanged in September 1997 for $80 million of 9-1/2% Senior Subordinated Notes due 2004 (the "Notes") that were registered under the Securities Act of 1933. The Notes mature on November 15, 2004. Interest on the Notes is payable semi-annually on May 15 and November 15 at the annual rate of 9-1/2%. The Notes are redeemable in cash at the option of the Company, in whole or in part, at any time on or after November 15, 2000, at prices ranging from 104.75% with annual reductions to 100% in 2003 plus accrued and unpaid interest, if any, to the redemption date. The proceeds of the Notes were used, in part, to finance the Acquisition Transaction.

As a result of the Acquisition Transaction and the application of proceeds therefrom, the Company's total outstanding indebtedness was approximately $153.0 million as of September 30, 1997. As of September 30, 1997, the Company also has $25.0 million of borrowing capacity available under the Bank Revolving Facility. Management believes that, based upon current levels of operations and anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

                                     (8)

The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Exchange Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates.
At September 30, 1997 the company was in compliance with the terms of the indenture and the bank audit facilities.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 uses a "management approach" concept as the basis for identifying reportable segments.

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



                                      (9)

PART II

ITEM 5 - OTHER INFORMATION

Forward-Looking Statements

     Certain statements in this Quarterly Report on Form 10-Q include "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, plans to increase revenues, reduce general and administrative expense and take advantage of synergies, are forward-
looking statements.   Although the Company believes that the expectations
reflected in such forward-looking statements are reasonable; it can give no
assurance that such expectations will prove to be correct.   Important factors
that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed herein, including, without limitation, in conjunction with the forward-looking statements included herein.

All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Management Change

On September 10, 1997, Kendall E. Nungesser's employment as Chief Executive Officer of the Company terminated and the Company appointed Dillis R. Ward as President and Chief Operating Officer of the Company and Larry Miller as Chief Executive Officer and Vice Chairman of Company. Mr. Nungesser was replaced by Mr. Ward as a director of the company. In November 1997, Mr. Douglas McKinnon who had served as Executive Vice President of The Loewen Group, Inc. resigned as a director.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The Exhibits, as shown in the "Index of Exhibits", attached hereto as pages 11 and 12, are filed as a part of this Report.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                   ROSE HILLS COMPANY

                                   /s/ KENTON C. WOODS
                                   -------------------

                                   Kenton C. Woods
                                   Chief Financial Officer,
                                   Secretary and Treasurer

November 14, 1997



                                      (10)

                                      INDEX OF EXHIBITS

(a)
Exhibit
Number       Description
----------   -----------
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

(b)  Reports on Form 8-K

     None
__
  *Incorporated by reference to the Exhibits to the Company's Registration
   Statement on Form S-4 (Registration No. 333-21411).
 **Incorporated by reference to the Exhibits to the Company's Registration
   Statement on Form S-4 (Registration No. 333-21411 Amendment No. 1). ***Filed Herewith.

Exhibit
Number       Description
----------   -----------
10.7**       __ Second Amendment to Buddhist Memorial Complex Development and Use
                Agreement, dated as of March 15, 1995 between Rose Hills Memorial Park
                Association and International Buddhist Progress Society.
10.8**       __ Third Amendment to Buddhist Memorial Complex Development and Use
                Agreement, dated as of May 15, 1995 between Rose Hills Memorial Park
                Association and International Buddhist Progress Society.
10.9**       __ Fourth Amendment to Buddhist Memorial Complex Development and Use
                Agreement, dated as of October 15, 1995 between Rose Hills Memorial Park
                Association and International Buddhist Progress Society.
10.10**      __ Memorandum of Understanding, dated as of March 22, 1996 between Rose Hills
                Memorial Park Association and International Buddhist Progress Society.
10.11**      __ Amended and Restated Employment Agreement     , 1996 by and dated December
                between Rose Hills Company and Kendall E. Nungesser.
10.12**      __ Employment Agreement dated November 19, 1996 by and between RH Mortuary
                Corporation and Dennis C. Poulsen.
10.13**      __ Employment Confirmation dated November 18, 1996 by and between Rose Hills
                Company and Mark Helmintoller.
10.14**      __ Employment Letter Agreement, dated April 22, 1997 by and between Rose Hills
                Company and Kenton C. Woods.
10.15**      __ Addendum to Employment Letter Agreement, dated April 28, 1997 by and between
                Rose Hills Company and Kenton C. Woods.
10.16**      __ Non-Competition Agreement dated as of November 19, 1996, between RH Mortuary
                Corporation and Kendall E. Nungesser.
10.17**      __ Non-Competition Agreement dated as of November 19, 1996 between RH Mortuary
                Corporation and Dennis C. Poulsen.
10.18**      __ Non-Competition Agreement dated as of November 19, 1996 between RH Mortuary
                Corporation and Sandy V. Durko.
12***        __ Computation of Ratio of Earnings to Fixed Charges.
21*          __ Subsidiaries of Rose Hills Company (formerly known as Rose Hills Acquisition
                Corp.).
27***        __ Financial Data Schedule

________________
  *Incorporated by reference to the Exhibits to the Company's Registration
   Statement on Form S-4 (Registration No. 333-21411).
 **Incorporated by reference to the Exhibits to the Company's Registration
   Statement on Form S-4 (Registration No. 333-21411 Amendment No. 1). ***Filed Herewith.