Form 10-K
period 1997-12-31
ROSE HILLS CO
filed 1998-03-30
CIK 1030376

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

    (MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM        TO

                       COMMISSION FILE NUMBER 333-21411

                               ----------------

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

                               ----------------

  Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  The number of outstanding Common shares as of March 26, 1998, was 1,000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

  ITEM
 NUMBER                                                                    PAGE
 ------                                                                    ----
   1.   BUSINESS........................................................     1
   2.   PROPERTIES......................................................     5
   3.   LEGAL PROCEEDINGS...............................................     6
   4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.............     6
                                    PART II
   5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.........     7
   6.   SELECTED FINANCIAL DATA.........................................     7
   7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................     8
   7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......    12
   8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................    12
   9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE...........................................    12
                                   PART III
  10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............    13
  11.   EXECUTIVE COMPENSATION..........................................    14
  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..    15
  13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................    16
                                    PART IV
  14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-
         K..............................................................    18

                                    PART I

ITEM 1. BUSINESS.

OVERVIEW

  Rose Hills Company (the "Company"), a Delaware corporation, is a wholly-owned subsidiary of Rose Hills Holdings Corp. ("RH Holdings"). The Company was formed in 1996 for purposes of acquiring Roses, Inc. (the "Mortuary") and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association and Workman Mill Company (the "Association" and the assets and liabilities purchased therefrom, the "Cemetery"). Also, in connection with the acquisition, a subsidiary of The Loewen Group Inc. (The Loewen Group Inc. collectively with its affiliates, "Loewen"), a shareholder of RH Holdings, contributed 14 funeral homes and 2 funeral home cemetery combination properties (the "Satellite Properties"). As a result of these acquisitions (collectively "Acquisition Transaction"), the Company is the successor to the operations of the predecessor Mortuary and Cemetery.

  The Cemetery and the Mortuary (collectively, "Rose Hills") are located on the grounds of the Cemetery, Rose Hills Memorial Park. Rose Hills is the largest single location cemetery funeral home combination in the United States and the Cemetery is the largest single location cemetery in the United States. Rose Hills is situated less than 14 miles from downtown Los Angeles on approximately 1,418 acres of permitted cemetery land near Whittier, California. The Cemetery and Mortuary have been continuously operating since 1914 and 1956, respectively. As a result of the Acquisition Transaction the Company owns a strategic assembly of cemeteries and funeral homes in the greater Los Angeles area.

  In 1997, the integration of the Satellite Properties with Rose Hills effected through the Acquisition Transaction enabled the Company to begin to take advantage of the benefits of "hub and spoke clustering,' including opportunities to share personnel, vehicles and other key resources, and implement revenue enhancing cross-marketing programs. In addition, the Company intends to leverage Rose Hills' outstanding reputation in the region by using the Rose Hills name at many of the Satellite Properties.

ACQUISITION TRANSACTION

  On September 19, 1996, the Company entered into an Agreement and Plan of Merger with Roses, Inc. (the "Merger Agreement") providing for the acquisition of the Mortuary through the merger of the Company with and into Roses, Inc., with Roses, Inc. (renamed RH Mortuary Corporation) being the surviving corporation in the merger. On November 19, 1996 ("Acquisition Closing Date"), the Company assigned all of its rights and obligations under the Merger Agreement to a newly-created subsidiary of the Company, so that following the merger, the Mortuary became a wholly-owned subsidiary of the Company.

  On September 19, 1996, the Company and the Association also entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") pursuant to which the Company agreed to purchase from the Association the assets and assume the liabilities constituting the Cemetery. At the Acquisition Closing Date, the Company's rights under such Agreement were assigned to a newly created wholly-owned subsidiary of the Company (RH Cemetery Corporation), and, accordingly, on the Acquisition Closing Date, the Cemetery became a wholly-owned subsidiary of the Company.

  In connection with the Acquisition, RH Holdings, Blackstone Capital Partners II Merchant Banking Fund L.P and its affiliates (collectively, "Blackstone"), a subsidiary of Loewen ("LN Sub"), Loewen Group International Inc. ("LGII") and The Loewen Group Inc. ("LWN") entered into a subscription agreement (the "Subscription Agreement") pursuant to which: (i) Blackstone subscribed for common stock of RH Holdings in exchange for a cash contribution to RH Holdings, (ii) LGII subscribed for common stock and preferred stock of RH Holdings in exchange for a cash contribution to RH Holdings and (iii) LN Sub subscribed for shares of preferred stock of RH Holdings in exchange for the contribution by LN Sub of the Satellite Properties.

  In connection with the Acquisition Transaction, (i) Blackstone and Loewen contributed to RH Holdings and RH Holdings contributed to the Company $106.6 million ($107.0 million less $0.4 million to be advanced by the Company to RHIMD to finance its purchase of common stock of RH Holdings) in cash; (ii) the Company acquired the Mortuary in consideration of the payment of $59.9 million in cash (subject to downward adjustment under certain circumstances) after giving effect to the repayment of outstanding debt of the Mortuary;
(iii) the Company paid a cash purchase price for the Cemetery in the amount of $166.3 million in cash (subject to downward adjustment under certain circumstances); (iv) LN Sub contributed the Satellite Properties to
RH Holdings which contributed such properties to the Company; (v) the Bank Credit Agreement was entered into; and (vi) the sale of the Notes was consummated. (See Item 7, "Liquidity and Capital Resources.")

THE FUNERAL SERVICE AND CEMETERY INDUSTRY AND LOCAL CHARACTERISTICS

  The funeral service and cemetery industry historically has been characterized by low business risk compared with most other businesses. According to preliminary figures from The Dun & Bradstreet Corporation, the average business failure rate in the United States in 1997 was 88 per 10,000. The preliminary 1997 failure rate of the funeral service and crematoria industry was only 19 per 10,000, 78% lower than the average rate and among the lowest of all industries. This low failure rate can be attributed to a number of factors, including stable demand in the industry, positive demographic trends and the low rate of new market entrants due to the length of time required to establish community acceptance.

  In the last 15 years, demand has grown steadily at a 1% compound annual growth rate while the aggregate number of funeral homes has remained relatively constant. Future demographic trends are expected to contribute to the continued stability of the funeral service industry. The Census Bureau projects that the segment of the United States population over 65 years old, which presently totals 34 million, will more than double in size to over 73 million by 2035. Over the next 15 years, the aging of this population is expected to outweigh the effects of increased life expectancies. The Census Bureau projects that the number of deaths in the United States will grow at approximately 1% annually through 2010.

  The Company attracts customers from a geographic region encompassing substantially all of Los Angeles County and the northern portion of Orange County. According to statistics compiled by the State of California Department of Health Services and the Census Bureau, the estimated population of Los Angeles County was approximately 9.4 million people (3.1 million households) in 1996. Approximately 16.5% of this population was age 55 or older. The death rate in Los Angeles County has demonstrated stability from year to year over the last decade and the number of deaths is expected to increase in step with the 1% annual projected population growth in Los Angeles County over the next five years.

 Mortuary Operations

  In 1997, the Mortuary performed approximately 5,200 funeral calls and has a current capacity to provide over 30 funeral services per day. The Mortuary provides a complete range of funeral services, including collection of remains, certification of death, embalming, sale of caskets and related merchandise, sale of flowers, visitation facilities and transportation to place of services and to burial site. All funeral arrangements provided to each of the Mortuary's customers are provided by an experienced counselor with the assistance of a centralized computer system.

  The Mortuary began operations in 1956, when the Association recognized that additional revenue opportunities existed in funeral operations. As the division's success continued, the Mortuary was spun off in 1976 as a taxable, for profit, wholly-owned subsidiary of Rose Hills Memorial Park Association ("the Association"). In 1990, the Association sold the Mortuary business to senior management in a leveraged buyout transaction. During the period from October 1989 through November 19, 1996, pursuant to a Management Agreement, the Mortuary also operated the Cemetery.

  The Mortuary provides funeral services on both an at-need and a pre-need basis. Since 1987, all pre-need funeral services have been funded through the sale by the Mortuary to its customers of a life insurance product called ForeThought. Under the ForeThought Plan, the Mortuary is named the beneficiary of the insurance policy but does not recognize funeral service revenue related to the contracted services until such services are provided, although it does recognize commission income upon the sale of such policies. On the date of performance of the prearranged funeral service, the Mortuary recognizes funeral service income and the proceeds received under the policy are applied against the contract. Prior to 1987, the Mortuary also offered trust-backed and debenture-backed pre-need products.

  The Satellite Properties consist of 14 funeral homes and two combination properties located in Los Angeles, San Bernardino and northern Orange Counties which provide a wide variety of funeral services to various communities in such counties. While the demographics of the population served by the Satellite Properties, taken as a whole, are generally similar to that of Rose Hills' clients, the smaller size and long-standing local reputations of the various Satellite Properties have led each of such properties to develop a demographically unique client base within its particular community. Therefore, as a result of this extended cluster of funeral service providers as well as the ability of particular Satellite Properties to meet special needs of local communities, Management believes that the acquisition of the Satellite Properties will permit the Company to access a base of mortuary clients that it was previously unable to develop solely from its location near Whittier.

 Cemetery Operations

  The Cemetery is the largest single location cemetery in the United States. The Cemetery consists of approximately 1,418 acres, 401 of which have been developed and sold, 297 of which are developed unsold cemetery property and the remaining 720 of which have been permitted as cemetery property. Since its founding in 1914, the Cemetery has performed over 300,000 interments, of which approximately 8,700 occurred in 1997. The Cemetery provides a complete line of cemetery products (including a selection of burial spaces, vaults, crypts, memorials and niches) and burial and cremation services on both an at-need and pre-need basis. The sale of pre-need property arrangements accounted for approximately 46% of the Cemetery's total revenues during 1997.

  Although the Cemetery is non-sectarian, in order to better serve an increasingly diverse customer base, the Cemetery has developed and offers many lawn areas for use by particular ethnic, religious and fraternal organizations as well as its nine non-denominational chapels including the newly constructed SkyRose Chapel, a 350 seat chapel and mausoleum designed by architect Fay Jones, eight additional mausoleums and a crematory. In addition the Company has commenced construction pursuant to a development agreement with the International Buddhist Progress Society ("IBPS") under which the Company:

  .(i) granted IBPS the interment rights with respect to 4.5 acres of Cemetery property and agreed to contribute to IBPS's development of a 16,000 square foot columbarium and surrounding stupa gardens; and

  .(ii) granted IBPS a seven-year option to build a second columbarium on an adjacent 2.7 acre site.

  In exchange for these rights, IBPS agreed to pay the Company approximately $1.4 million. IBPS paid $160,000 upon execution of the development agreement and will pay 10% of the gross revenues received by IBPS from the sale of niches for seven years, and any remaining balance will be paid on January 1, 2003. In addition, IBPS will pay the Company $75 per lot on the first 5,000 cemetery lots sold and $50 per lot thereafter. Completion of the first columbarium and stupa gardens is scheduled for the last half of 1998.

COMPETITION

  The Company competes with a number of sectarian and nonsectarian mortuaries and cemeteries in the greater Los Angeles area. Mortuary competition is primarily from small, local mortuaries that attract customers through the personal reputation of the funeral director and their ability to tailor their services to their local ethnic, religious or fraternal communities. Cemetery competition comes primarily from Forest Lawn, Inglewood,

Oakdale, Live Oak and Memory Gardens cemeteries, as well as a number of cemeteries owned by the Catholic Church. The Company's primary methods of competition in both its mortuary and cemetery operations consist of building goodwill in the community by continually strengthening and leveraging its heritage and name recognition and developing its infrastructure to further improve its ability to serve the diverse population of the greater Los Angeles area. The Company also faces competition from large "consolidators' in the industry which seek to reap profits from an acquisition and consolidation strategy. Such competitors include several large, publicly-traded funeral services companies, including Service Corporation International, Stewart Enterprises, Inc. and Equity Corporation International.

REGULATION

  The Company's funeral home operations are regulated by the Federal Trade Commission which administers the Trade Regulation Rule on Funeral Industry Practices (the "Funeral Rule"), which became effective on April 30, 1984, and was revised as of July 19, 1994. The Funeral Rule defines certain acts and practices in connection with the provision of funeral goods or services as unfair or deceptive and sets forth various requirements intended to prevent such unfair or deceptive acts and practices. The Company also must comply with other federal legislation, including the Americans with Disabilities Act and regulations administered by the Occupational Safety and Health Administration.

  The Company's operations are also regulated by the State of California, which regulates the sale of pre-need cemetery and funeral services. California state regulations require, among other things, that a portion of the funds received by the Company in connection with all cemetery sales be deposited in an endowment care fund. The principal of such endowment care fund must be invested and the income from such investment may be used only for the development, improvement, embellishment and maintenance of the cemetery. California state regulations also require that money received from the sale of pre-need funeral service contracts be held in trust until the services are delivered, that such contracts may be cancelled by the customer at any time prior to the delivery of such services and that upon any such cancellation the principal and interest of such trust (less, in certain cases, a revocation fee) be repaid to the customer.

  The Company believes that it is currently in substantial compliance with the Funeral Rule and all other applicable federal, state and local laws and regulations.

ENVIRONMENTAL MATTERS

  The Company's operations are subject to various federal, state and local environmental laws and regulations, including those pertaining to remediation of hazardous substances and protection of endangered or threatened species. These laws and regulations may require the Company to incur compliance, remediation and other costs from time to time or restrict development in certain environmentally sensitive areas.

  Environmental audits of the Company's various properties were conducted in connection with the Acquisition Transaction. In connection with the Cemetery and Mortuary, Management is aware of certain areas, including certain solid waste disposal areas used to dump used motor oil, solvents and gasoline in the 1970's, that will require remediation. However, pursuant to an Environmental Compliance Agreement entered into between the Association and the Company, the Association has agreed to pay or indemnify the Company for certain costs relating to such remediation at some of these areas. In connection with the Satellite Properties, Management is also aware of certain areas which may have been contaminated from former or adjacent underground storage tanks.

  In addition, two of the Company's properties are located in or near areas of regional groundwater contamination. The Company submitted information in connection with contamination at one of these areas and recently was informed by the Environmental Protection Agency that the Company will not be included in the Super Fund cleanup of the basin.

  Although there can be no assurance, Management does not believe that the above or other environmental matters affecting the Company will have a material adverse effect on the Company's financial condition or results of operations.

EMPLOYEES

  As of March 26, 1998 the Company employed approximately 750 people. Management believes that the Company's relationship with employees is good.

  In December 1993 the National Labor Relations Board ("NLRB") certified the Teamsters Union as the collective bargaining representative of 57 employees in the Company's Park Department. In December 1994, certain of these employees petitioned the NLRB to hold an election regarding decertifying the union. During the same period the Teamsters filed numerous unfair labor practice charges against the Company with the NLRB. On April 29, 1996, the NLRB General Counsel issued a Consolidated Amended Complaint and Notice of Hearing on certain of the union's charges. In April 1997 the Administrative Law Judge issued an unfavorable decision regarding the unlawful termination of the two employees and a favorable decision in the alleged failure to recognize and bargain in good faith with the union.

  In reviewing the decision of the Administrative Law Judge, counsel advised the Company that an error with respect to certain interpretations of law may have been made. Based upon this advice, counsel in May 1997 filed on behalf of the Company an exception brief to the NLRB seeking a complete reversal of the former decision. In June 1997 the NLRB counsel submitted an answering brief to the exceptions in the brief filed on behalf of the Company.

  In September 1997 the NLRB upheld the former decision. On October 3, 1997 the Company filed an appeal with the United States 9th Circuit Court of Appeals.

  In accordance with its normal practice, the NLRB has not acted on the employees' petition for a decertification election because of the pending unfair labor practice charges. The Company believes that these charges are without merit and intends to contest them vigorously.

  Although there can be no assurances, the Company does not believe that the outcome of the proceeding with regard to these charges will have a material adverse effect on the Company's financial condition.

ITEM 2. PROPERTIES.

  The property on which the Cemetery is located consists of approximately 1,418 acres, 401 of which have been developed and sold as cemetery property, 297 of which are developed unsold cemetery property and the remaining 720 of which have been permitted as cemetery property. Also located on the grounds of Rose Hills are eight chapels that seat over 1,100 people in the aggregate, eight mausoleums, 39 visitation rooms, a crematory and a 43,460 square foot administrative building. In addition to the above facilities the Company has recently completed the construction of the SkyRose Chapel, a 26,490 square foot chapel and mausoleum facility.

  In connection with the Acquisition Transaction, the Company was granted an option, exercisable for a period of three years after the Acquisition Closing Date, to purchase from the Association an additional 75 acres of permitted cemetery property located in Los Angeles County, for an aggregate price of $18.2 million.

  The Mortuary's facilities consist of 6.2 acres of land, a two-story, 74,000 (inclusive of relevant properties above) square foot mortuary and administrative building, an adjacent flower shop and storage facilities.

  The Satellite Properties, which were conveyed by Loewen to the Company in the Acquisition Transaction consist of the funeral homes and combination properties located in the cities listed below:

NAME                                         LOCATION
----                                         --------
Custer Christiansen (five funeral homes).... West Covina, Covina, Glendora, La
                                              Puente (two locations)
White's Funeral Home........................ Bellflower
Neels-Brea Funeral Home..................... Brea
Dimond & Sons-Mettler Chapel................ Garden Grove
Shannon-Donegan Chapel...................... Orange
San Fernando Mortuary....................... San Fernando
R. L. Malinow-Glasband-Weinstein
 Mortuaries(1).............................. West Hollywood
Colton Funeral Chapel....................... Colton
Grove Colonial Mortuary..................... San Bernardino
Richardson-Peterson Mortuary................ Ontario
Harbor Lawn(2).............................. Costa Mesa
Melrose Abbey (including Angels Lawn
 Cemetery)(3)............................... Anaheim

--------
(1) 95% owned by the Company.
(2) Combination property located on 28 acres; includes a funeral home and a cemetery (and crematory).
(3) Combination property located on 20 acres; includes a funeral home and a cemetery.

  The facilities of ten of the Satellite property locations are owned by the Company and the facilities of the remaining six Satellite property locations are leased by the Company.

  The obligations of RH Holdings, the Company, and each of the Company's existing and future domestic subsidiaries under the Bank Credit Facilities (as defined below) are secured by a first priority security interest in all existing and future assets (including the real property located at Rose Hills but excluding other real property and vehicles covered by certificates of title) of each such entity. See Item 6.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is party to certain legal proceedings in the ordinary course of its business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on the Company's financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

  In connection with the Acquisition Transaction, the Company issued 1,000 shares of Common Stock to RH Holdings. This represents all of the outstanding Common Stock of the Company.

  There is no established public trading market for the Common Stock of the Company.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table sets forth certain selected consolidated financial data for the Company (and its predecessors, as the case may be) as of December 31, 1997 and for each of the five years in the five-year period ending December 31, 1997. The pro forma combined information as of and for the year ended December 31, 1996 is a combination of the Company (for the period from November 19, 1996 to December 31, 1996) and its predecessor companies the Mortuary and Cemetery (for the period from January 1, 1996 to November 18,
1996). Comparative financial information as of and for the period ended November 18, 1996 and the years ended December 31, 1993, 1994 and 1995 have been included on a historical basis for the predecessor Mortuary and Cemetery and are not comparable. Such combined financial data for the predecessor operations has been included solely to facilitate a discussion of the operations from period to period. Such presentation of the 1996, 1995, 1994 and 1993 data is pro forma in that generally accepted accounting principles would not allow such combination due to the lack of common ownership of the predecessor operations. The operations of the Satellite Properties for 1996, 1995, 1994 and 1993 have been omitted from the presentation on the basis of immateriality.

  The selected financial data under the captions "Income Statement Data", "Other Financial Data" and "Balance Sheet Data" for the year ended December 31, 1997 and the period from November 19, 1996 through December 31, 1996 were derived from the Company's financial statements which have been audited by KPMG Peat Marwick LLP ("KPMG").

  The selected financial data under the captions "Income Statement Data", "Other Financial Data" and "Balance Sheet Data" for the three years ended December 31, 1995 and the period from January 1, 1996 through November 18, 1996 were derived from the financial statements of Roses, Inc., and of Rose Hills Memorial Park Association and Workman Mill Investment Company.

  The Roses, Inc. statements were audited by Arthur Andersen LLP for the two years ended December 31, 1995. They were audited by KPMG for the period from January 1, 1996 through November 18, 1996.

  The statements of Rose Hills Memorial Park Association and Workman Mill Investment Company for the two years ended December 31, 1995 and for the period from January 1, 1996 through November 18, 1996 were audited by KPMG.

  The selected financial data for the year ended December 31, 1993 is unaudited.

                                      PREDECESSOR                         FOR THE YEARS
                           FOR THE      COMPANY                        ENDED DECEMBER 31,
                          YEAR ENDED   PROFORMA    COMPANY           PREDECESSOR (PROFORMA)
                         DECEMBER 31,   1/1/96-   11/19/96- PROFORMA -------------------------
                             1997      11/18/96   12/31/96    1996    1995     1994     1993
                         ------------ ----------- --------- -------- -------  -------  -------
                                                    (IN MILLIONS)
INCOME STATEMENT DATA
Total Revenue...........     70.7        42.9         7.1      50.0     47.4     45.1     42.7
Operating Income........     14.8         5.1         1.3       6.4      7.2      3.1      2.1
Net Income (Loss).......     (1.8)        1.1        (0.5)      0.6      3.4      2.4      0.7
OTHER FINANCIAL DATA
EBITDA (1)..............     23.4         6.2         2.4       8.6     11.0      9.1      6.1
Cash flows from:
 Operating Activities...      1.6         7.4         5.1      12.5      2.2      5.6      7.1
 Investing Activities...     (2.7)       (2.7)     (246.6)   (249.3)    (4.5)    (5.4)    (2.4)
 Financing Activities...     (3.4)       (3.7)      249.4     245.7     (2.2)     1.3     (5.6)
BALANCE SHEET DATA
Total Assets............    312.1         N/A       317.8     317.8     77.1     72.9     75.7
Total Debt (2)..........     73.5         N/A        75.0      75.0     19.5     22.0     11.0

--------
(1) EBITDA is defined as income (loss) before income taxes plus interest expense, depreciation and amortization.
  EBITDA is presented because (i) Management believes that EBITDA provides relevant and useful information, (ii) it is a widely accepted financial indicator of a company's ability to incur and service debt and (iii) it is the basis on which compliance with the financial covenants under the Company's debt agreements is determined. However, EBITDA, as adjusted, should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Also, this measure of EBITDA, as adjusted may not be comparable to similar measures reported by other companies.
(2) Total Debt is defined as funded debt comprising bank borrowings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE COMPANY

  As a result of the Acquisition Transaction, the Company is the successor to the operations of the predecessor Mortuary, Cemetery and the Satellite Properties. As of November 19, 1996, the Company's assets and liabilities were adjusted to their estimated fair values under purchase accounting. In addition, the Company entered into new financing arrangements and changed its capital structure. Accordingly, financial position and results of operations subsequent to November 18, 1996 are not comparable to prior periods. Operations of the Company since November 18, 1996 reflect increased depreciation, amortization, and interest expense. Accordingly, comparative financial information for the period from January 1, 1996 to November 18, 1996 and as of and for the year ended December 31, 1995 has been included on a historical basis for the predecessor Mortuary and Cemetery and is not comparable. Such combined financial data for the predecessor operations has been included solely to facilitate a discussion of the operations from period to period. Such presentation of the 1996 and 1995 data is pro forma in that generally accepted accounting principles would not allow such combination due to the lack of common ownership of the predecessor operations. The operations of the Satellite Properties for 1996 and 1995 have been omitted from the presentation on the basis of immateriality.

RESULTS OF OPERATIONS

  The following table sets forth certain income statement data as a percentage of sales for the Company and its predecessor operations.

                                               YEARS ENDED DECEMBER 31,
                                              -------------------------------
                                                        PROFORMA    PROFORMA
                                                        COMBINED    COMBINED
                                               1997       1996        1995
                                              --------  ---------   ---------
   Sales and services
    Funeral sales and services...............     40.3%      41.7%       39.5%
    Cemetery sales and services..............     48.4%      44.5%       46.8%
    Insurance commissions and other..........     11.3%      13.8%       13.7%
     Total sales and services................    100.0%     100.0%      100.0%
   Gross profit:
    Funeral sales and services...............     75.2%      69.8%       67.9%
    Cemetery sales and services..............     76.7%      78.7%       80.3%
     Total gross profit......................     78.7%      77.9%       78.1%
   Selling, general and administrative ex-
    penses...................................     52.4%      64.2%       62.4%
   Amortization..............................      5.3%       0.9%        0.5%
   Interest expense..........................     23.3%       7.1%        5.6%

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Consolidated revenues increased 41.4% to $70.7 million for the year ended December 31, 1997 compared to $50.0 million for the year ended December 31, 1996. Approximately 47.9% of the increase was attributed to the Satellite Properties, whose consolidated revenue was $11.2 million in 1997. Funeral service revenues increased 36.6% to $28.5 million, and cemetery revenues increased 54.0% to $34.2 million. The increase in funeral service revenue was largely due to the acquisition of the Satellite Properties. Revenue from total calls for Rose Hills is down 4% from last year. Cemetery sales increased due to an increase in pre-need property sales which benefited from the expansion of products offered on pre-need contracts, and the addition of over 120 new sales counselors and telemarketing support.

  Selling, general, and administrative expense increased $5.0 million to $37.1 million for 1997 from $32.1 million for 1996. The largest component of the increase, $3.2 million, is associated with the acquisition of the Satellite Properties. The remainder of the increase was driven by an increase in variable commission expenses for pre-need cemetery sales. As a percentage of consolidated revenue, selling, general and administrative expense decreased to 52.4% for the year ended December 31, 1997 compared to 64.2% for 1996. The decline is attributed to the absorption of the Satellite Property operations within the existing Company corporate infrastructure and additional leverage realized from the increase in pre-need property sales.

  Other revenues, which include financing, commission, Endowment Care Fund ("ECF") and management fee income increased from $6.9 million in 1996 to $8.0 million in 1997. In August 1996 the Rose Hills ECF changed its investment strategy by increasing the percentage of fund assets invested in fixed income securities, increasing earnings available to the Cemetery. ECF earnings increased by $1.4 million and commission and finance income increased $0.3 million.

  Amortization and interest expense increased $3.3 million and $12.8 million, respectively, for 1997 compared to 1996. Amortization, which includes amortization of goodwill and covenants not to compete, and interest expense increased as a result of the Acquisition Transaction.

  Income from operations increased to $14.8 million for the year ended December 31, 1997 from $6.4 million for the year ended December 31, 1996. EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $23.4 million for 1997 from $8.6 million for 1996. Both the increase in income from operations of $8.4 million and EBITDA of $14.8 million were primarily a result of (i) an increase in pre-need contract sales (ii) an increase in leverage of existing corporate overhead and (iii) the addition of the Satellite Properties. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Combined revenue increased from $47.4 million in 1995 to $50.0 million in 1996, an increase of 5.5%. Funeral sales and services revenue which accounted for approximately 85% of the increase, increased to $20.9 million in 1996 from $18.7 million in 1995. Cemetery sales and services revenue was $22.2 million in 1996 and $22.1 million in 1995. Insurance commissions and other revenue increased $0.4 million to $6.9 million in 1996.

  Selling, general and administrative expense increased $2.5 million to $32.1 million. Contributing to this increase were a $2.1 million increase in professional services related to the Acquisition Transaction and a $0.4 million charge relating to the curtailment of a pension plan. Operating income was $6.4 million in 1996, a decrease of $0.8 million from 1995.

  Interest expense increased to $3.6 million in 1996 from $2.6 million in 1995 as a result of the Acquisition Transaction in November, 1996. The 1996 net income was $0.6 million compared to $3.4 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company believes that, based upon current levels of operations and anticipated growth and the availability of the Bank Revolving Facility (see description below), it can meet working capital and short-term liquidity requirements for current operations and to service its indebtedness. As of December 31, 1997 the Company had net working capital of $1.3 million and a current ratio of 1.08 compared to net working capital of $5.8 million and current ratio of 1.37 at December 31, 1996.

  Net cash provided by operating activities was $1.6 million for the year ended December 31, 1997, compared to $12.5 million for the same period in 1996. The net decrease of $10.9 million was due primarily to a $12.5 million increase in cash interest expense.

  Concurrent with the Acquisition Transaction, the Company entered into senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $75 million, the proceeds of which were used to finance the Acquisition Transaction and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility" collectively with the Bank Term Facility, the "Bank Credit Facilities") in an aggregate principal amount of up to $25 million, the proceeds of which are available for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. In addition, the Company has the right, subject to certain conditions to performance tests, to increase the Bank Term Facility by up to $25 million. Each of the Bank Term Facility and the Bank Revolving Facility will mature on November 1, 2003. The Bank Term Facility is payable, subject to certain conditions, in semi-annual installments in the amounts of $1 million in each of the first three years after the anniversary of the closing date of the Bank Term Facility (the "Bank Closing"); $3 million in the fourth year after the Bank Closing; $7 million in the fifth year after the Bank Closing; $9 million in the ninth year after the Bank Closing and $53 million upon maturity of the Bank Term Facility. The Revolving Credit Facility is payable in full at maturity, with no prior amortization.

  All obligations under the Bank Credit Facilities and any interest rate hedging agreements entered into with the lenders or their affiliates in connection therewith are unconditionally guaranteed (the "Bank Guarantees") jointly and severally, by RH Holdings and each of the Company's existing and future domestic subsidiaries (the "Bank Guarantors"). All obligations of the Company and the Bank Guarantors are secured by first priority security interests in all existing and future assets (including real property located at Rose Hills but excluding other real property and vehicles covered by certificates of title) of the Company and the Bank Guarantors. In addition, the Bank Credit Facilities are secured by a first priority security interest in 100% of the capital stock of the Company and each subsidiary thereof and all intercompany receivables.

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

  As a result of the Acquisition Transaction and the application of proceeds therefrom, the Company's total outstanding indebtedness was approximately $153.5 million as of December 31, 1997 and $155.0 million as of December 31, 1996. The Company also has $25.0 million of borrowing capacity under the Bank Revolving Facility. As of December 31, 1997 and 1996, the Company had $24.5 million and $25.0 million respectively available under the Bank Revolving Facility. Management believes that, based upon current levels of operations and anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an event of default under the Bank Credit Facilities. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

  The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes (the "Indenture"), including, but not limited to, covenants imposing limitations on the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates. As of December 31, 1997 the Company was in compliance with the terms of the Indenture and the Bank Credit Facilities.

FORWARD-LOOKING STATEMENTS

  Certain statements in this Form 10-K include "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, plans to increase revenues, reduce general and administrative expense and take advantage of synergies, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed herein, including, without limitation, in conjunction with the forward-looking statements included herein.

  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The new statement is effective for fiscal years beginning after December 15, 1997. When adopted, SFAS No. 130 will require restatement of prior years' statements to report any applicable comprehensive income. Management has not determined the impact of SFAS 130 on its consolidated financial statements.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 uses a "management approach" concept as the basis for identifying reportable segments.

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

  In February 1998, the FASB released SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The new statement is effective for fiscal years beginning after December 15, 1997. When adopted, SFAS No. 132 will require restatement of disclosures regarding pensions and other postretirement benefits for each year that is reported.

YEAR 2000

  The Year 2000 issue is the result of some computer programs being written using two digits rather than four to represent calendar years. Such computer programs may recognize a value of "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

  The Company has committed personnel and resources to resolve potential Year 2000 issues. The Company is in the process of identifying and assessing its mission-critical systems related to the issue. The Company plans to address Year 2000 issues in sufficient time prior to the century rollover.

  The Company is currently assessing the cost to remediate its Year 2000 issues. Although the actual cost to remediate these issues is not yet fully known, based upon information available to date, it is not expected that the remediation will have a material impact on the Company's financial condition or operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The Company's current executive officers and directors, and their ages as of March 26, 1998, are as follows:

                NAME                AGE                 POSITION
                ----                ---                 --------
 Gary P. Baker....................   50 Senior Vice President, Operations
 Chinh E. Chu.....................   31 Director
 Kimberley K. Cleaver.............   33 Executive Vice President, Sales
 David I. Foley...................   30 Director
 Howard A. Lipson............... .   34 Director
 Lawrence Miller..................   48 Chief Executive Officer, Vice Chairman,
                                        Director
 Dennis C. Poulsen................   55 Chairman of the Board, Director
 Dillis R. Ward...................   61 President and Chief Operating Officer,
                                        Director
 Kenton C. Woods..................   43 Senior Vice President of Finance and
                                         Chief Financial Officer, Secretary and
                                         Treasurer

  The business experience of each of the executive officers and directors is set forth below.

  Gary P. Baker is the Senior Vice President, Operations for Rose Hills Company. Mr. Baker has over 30 years of service to Rose Hills in all aspects of funeral service.

  Chinh E. Chu is a Managing Director of The Blackstone Group L.P., which he joined in 1990. Prior to joining Blackstone, Mr. Chu was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc. from 1988 to 1990. He currently serves on the Board of Directors of Prime Succession Inc.

  Kimberley K. Cleaver joined the Company as Executive Vice President, Sales in November of 1997. Prior to that, Ms. Cleaver served in senior management positions with Stewart Enterprises, Inc. in Texas.

  David I. Foley is an Associate at The Blackstone Group L.P., which he joined in 1995. Prior to joining Blackstone, Mr. Foley was a member of AEA Investors, Inc. and The Monitor Company.

  Howard A. Lipson is Senior Managing Director of The Blackstone Group L.P., which he joined in 1988. Prior to joining Blackstone, Mr. Lipson was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc. He currently serves on the Board of Directors of UCAR International Inc., Volume Services, Inc., AMF Group Inc., Ritvik Holdings, Inc., and Prime Succession Inc.

  Lawrence Miller is Executive Vice President, Operations for Loewen. Mr. Miller was President of Osiris Holding Corporation from 1988 to 1995 when Osiris joined Loewen. From 1972 to 1988 Mr. Miller was President of Morlan International, a cemetery and funeral service company. Mr. Miller was appointed Chief Executive Officer after the resignation of Mr. Nungesser (see below).

  Dennis C. Poulsen became the Chairman of the Company November 19, 1996. Mr. Poulsen joined Rose Hills in 1981 and became President in 1984. Prior to joining the Company, Mr. Poulsen was employed by INA Corporation and Transamerica Corporation, and is a past director of the American Cemetery Association. Mr. Poulsen is a member of the American, California and Los Angeles Bar Associations. His community activities include serving as a director and Chairman of the Los Angeles Chamber of Commerce in 1997.

  Dillis R. Ward became the President and Chief Operating Officer of the Company effective October 1, 1997. Mr. Ward was a Regional President, West Region of Loewen effective August 1, 1996 and served previously as Vice-President, Operations, Western division of Loewen.

  Kenton C. Woods became Senior Vice President and Chief Financial Officer in May 1997. Prior to that, Mr. Woods served in senior financial positions at Baskin-Robbins including Vice President-Finance. Mr. Woods also spent 10 years with KPMG Peat Marwick LLP.

  Kendall E. Nungesser was President and Chief Executive Officer of the Company until September 10, 1997 when his employment terminated.

  Douglas McKinnon resigned as a director in November 1997. He had served as Executive Vice President of The Loewen Group, Inc.

  Under the Shareholders' Agreement described in Item #13 below, Blackstone and Loewen have the right to designate five and three nominees, respectively, to the Board of Directors of RH Holdings. Blackstone designated Messrs. Chu, Foley, Lipson and Ward and Loewen designated Messrs. Miller and Poulsen. Both Blackstone and Loewen have the right to designate one additional director. Each of Blackstone's and Loewen's nominees to the RH Holdings Board is also a member of the Company's Board of Directors.

  Directors of the Company will receive no compensation for their service as Directors or for service on committees of the Board except for the reimbursement of expenses.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

  The following table sets forth for the fiscal year ended December 31, 1997 the compensation paid by the Company to its Chief Executive Officer and each of the other most highly compensated executive officers of the Company (c):

                                                     (b)
                                                  ALL OTHER
   NAME AND PRINCIPAL POSITION   SALARY  BONUS   COMPENSATION
   ---------------------------   ------- ------ -------------
   Lawrence Miller(a)......            0      0         0
    Chief Executive Offi-
    cer, Director
   Dennis C. Poulsen.......      425,422      0    12,326
    Chairman of the Board
   Gary P. Baker...........      100,000 15,000     9,538
    Senior Vice President--
    Operations
   G. Dan Barefoot.........      139,337 12,500       288
    Senior Vice President--
    MIS
   Mark L. Helmintoller....      360,996      0    13,445
    Former Executive Vice
    President, Sales
   Kendall E. Nungesser....      204,808      0    10,182
    Former President &
    Chief Executive Officer

--------
(a) Mr. Miller receives no compensation from the Company.
(b) These amounts consist primarily of excess life insurance premiums and auto allowance. Mr. Helmintoller's also includes a taxable relocation allowance.
(c) Ms. Cleaver joined the Company in October 1997 with an annualized base salary of $250,000. Her total compensation was $60,390 for the year ended December 31, 1997. Mr. Woods joined the Company in May 1997 with an annualized base salary of $150,000. His total compensation was $89,108 for the year ended December 31, 1997. Mr. Ward joined the Company November 1, 1997 with an annualized base salary of $250,000. Mr. Ward's compensation was $15,348 for the year ended December 31, 1997.

EMPLOYMENT AGREEMENTS

  The Company has entered into employment agreements with Mr. Ward, Ms. Cleaver and Mr. Woods. Mr. Ward's agreement calls for an annual salary of $250,000, with annual increases at the discretion of the Board, plus an annual cash bonus based on company performance. Mr. Woods' agreement provides for an annual salary of $150,000 and bonus of up to 25% of the annual salary based on Company and individual performance. Ms. Cleaver's agreement provides that Ms. Cleaver be paid an annual salary of $250,000, a monthly override based on gross sales, and temporary relocation and housing allowances.

  Effective January 1, 1998 the Board extended Mr. Poulsen's term as Chairman through December 31, 1998. Concurrent with his extension the Company entered into a consulting agreement which calls for the payment of up to $100,000 during 1998, including certain expenses.

  In connection with the Acquisition, Messrs. Poulsen and Nungesser and one other shareholder of Roses, Inc. entered into noncompetition agreements. Under the terms of the agreement the shareholders received $511,000 during 1997 and will receive $561,000 in 1998 and $448,000 in 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The Company is a direct, wholly-owned subsidiary of RH Holdings. The following table sets for the certain information as of March 26, 1998 regarding the beneficial ownership of the common stock of RH Holdings(6):

                                                                   PERCENTAGE OF
                                                         NUMBER OF     OWNER
   NAME AND ADDRESS OF BENEFICIAL OWNER                   SHARES   COMMON STOCK
   ------------------------------------                  --------- -------------
   Blackstone entities(1)...............................  795.455      79.55%
   Loewen Group International, Inc.(2)..................  204.545      20.45%
   Chinh E. Chu(3)......................................      --         --
   David I. Foley(3)....................................      --         --
   Howard A. Lipson(3)..................................      --         --
   Lawrence Miller(4)...................................      --         --
   Dennis C. Poulsen(5).................................      --         --
   Dillis R. Ward(5)....................................      --         --

--------
(1) The 795.455 shares are held collectively by Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Rose Hills Offshore Capital Partners L.P., and Blackstone Family Investment Partnership II L.P. The address for the Blackstone entities is c/o Blackstone Group L.P., 345 Park Avenue, New York, N.Y. 10154.
(2) The address for LGII is 50 River Center Boulevard, Covington, Kentucky 41011. LGII is a directly and indirectly wholly-owned subsidiary of LWN.
(3) Messrs. Chu, Foley and Lipson are affiliated with Blackstone in the capacities described under Item 10 above. Each such person's business address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, N.Y. 10154.
(4) Mr. Miller is affiliated with Loewen in the capacity described under Item 10 above. Mr. Miller's business address is c/o The Loewen Group Inc., 3190 Tremont Avenue, Trevose, PA 19053.
(5) Mr. Poulsen's and Mr. Ward's business address is c/o Rose Hills Company, 3888 South Workman Mill Road, Whittier, CA 90601.
(6) Certain officers of the Issuer will hold a limited partnership interest in RHI Management Direct L.P. ("RHIMD"), which will be the holder of 10.2273 shares (approximately 1.02%) of RH Holdings common stock; however, such officers will not have voting or dispositive power with respect to such shares.

  In the event that Management is permitted and elects to invest in shares of RH Holdings common stock as described in the "Formation of RHIMD; loans to management" section of Item 13 below, the number and percentage set forth above for the Blackstone entities will be proportionately reduced.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The summaries of the Shareholders' Agreement, the Put/Call Arrangement and the Administrative Services Agreement set forth below do not purport to be complete and are qualified in their entirety by reference to all the provisions of the Stock Purchase Agreement, the Stockholders' Agreement, the Put/Call Agreement and the Administrative Services Agreement, respectively. Copies of the Stock Purchase Agreement, the Stockholders' Agreement, the Put/Call Agreement and the Administrative Services Agreement are filed as exhibits to this Annual Report on Form 10-K.

SHAREHOLDERS' AGREEMENT

  In connection with the Acquisition Transaction, Blackstone, LGII and LN Sub entered into an agreement (the "Shareholders' Agreement") setting forth certain of their rights and obligations as shareholders of RH Holdings.

  The Shareholders' Agreement provides that, subject to the Put/Call Agreement referred to below, none of the shareholders is permitted to transfer any of its respective shares of common or preferred stock of RH Holdings ("RH Holdings Common Stock") without the others' prior written consent, subject to certain exceptions.

  Under the terms of the Shareholders' Agreement, Blackstone and LGII have the right to designate five and three nominees as directors, respectively, to the Board of Directors of RH Holdings (the "Board'). Each of Blackstone and LGII further agreed (i) to vote all of its shares of RH Holdings Common Stock to ratify and adopt any and all actions adopted or approved by the Board and (ii) subject to certain exceptions related to the election and removal of directors, not to vote any of its shares of RH Holdings Common Stock in favor of any resolution, give any consent with respect to any matter or take any other action as a stockholder of RH Holdings unless such resolution, matter or other action first shall have been adopted or approved by the Board and recommended by it for adoption, approval or consent by the shareholders. In addition, the By-Laws of RH Holdings provide that certain actions by or with respect to RH Holdings will require the unanimous consent of the Board. See "--Certain Matters Subject to Supermajority Vote.'

  In addition, in the event that Loewen owns, operates or controls any funeral home or cemetery within 20 miles of any other funeral home or cemetery owned by the Company, Loewen has an option, exercisable for the succeeding 12 months, to either sell such properties to a third party or transfer such properties to the Company (free of indebtedness for borrowed money) in exchange for additional equity in RH Holdings.

  The Shareholders' Agreement will terminate following the exercise by either Blackstone or LGII of its option pursuant to the Put/Call Agreement or on such other date as the parties may agree.

PUT/CALL ARRANGEMENT

  Pursuant to a separate agreement among Blackstone, LWN, LGII and LN Sub (the "Put/Call Agreement"), (i) LGII has a call option, exercisable from and after the fourth anniversary of the Acquisition Closing Date until but excluding the sixth anniversary of the Acquisition Closing Date, to purchase all of Blackstone's shares of RH Holdings Common Stock (the "Call Option") and (ii) Blackstone has a put option, exercisable from and after the sixth anniversary of the Acquisition Closing Date until but excluding the eighth anniversary of the Acquisition Closing Date, to require LGII to purchase Blackstone's shares of RH Holdings Common Stock (the "Put Option"). The option price in either case is derived from a formula based on EBITDA. The performance by LGII of its obligations under the Put/Call Agreement is guaranteed by LWN.

  By virtue of the Put/Call Agreement, it is likely that the Company will eventually become a wholly-owned subsidiary of Loewen. There can be no assurance, however, that either the Call Option or the Put Option will be exercised.

  The exercise of either the Call Option or the Put Option will not give rise to a Change of Control under the Indenture.

CERTAIN MATTERS SUBJECT TO SUPERMAJORITY VOTE

  The By-Laws of RH Holdings provide that the following matters require the unanimous approval of the Board of Directors: (1) amendments to the Certificate of Incorporation or By-Laws of RH Holdings; (2) transactions involving the merger, consolidation or sale of substantially all of the assets of RH Holdings; (3) the declaration or payment of any cash dividend or other distribution to the shareholders of RH Holdings (other than payments pursuant to the Administrative Services Agreement or payment of the monitoring fee to Blackstone described below under "--Payment of Certain Fees and Expenses;'); and (4) issuances of additional shares of capital stock, except for issuances to third parties and issuances of additional shares of capital stock to the extent they are required to be issued to cure or prevent an event of default or failure of any financial covenants under the Bank Credit Agreement.

ADMINISTRATIVE SERVICES AGREEMENT

  In connection with the Acquisition, the Company engaged Loewen to provide certain administrative services and share certain resources (Loewen, in such capacity, being the "Administrative Services Provider") pursuant to the Administrative Services Agreement. Pursuant to the Administrative Services Agreement, Loewen has undertaken some of the Company's administrative functions, including: accounting services, computer, telecommunications, general operations support, legal services, environmental compliance, regulatory compliance, employee training and corporate development. In addition, Loewen currently provides management expertise in planning MIS, sales, tax, and fund management strategy. The Company also benefits under the Administrative Services Agreement from access to some of Loewen's vendor agreements.

  As compensation for services provided under the Administrative Services Agreement, the Administrative Services Provider is entitled to receive from the Company, a fee (the "Administrative Services Fee") payable monthly in arrears and in an aggregate annual amount equal to $334,000 for the first year following the Acquisition Closing Date and $250,000 for the second year following the Acquisition Closing Date, to be increased by 2.5% for each year thereafter until the termination of the Administration Services Agreement. The Company is also generally required to reimburse the Administrative Services Provider for all out-of-pocket costs and expenses incurred by it from third parties in connection with performing the administrative services described in the Administrative Services Agreement.

  The Administrative Services Agreement is subject to termination automatically upon closing following the exercise of the Call Option or the Put Option and at the option of the Company under certain other circumstances, including the failure of Loewen to fully exercise the options set forth in the fourth paragraph under "Shareholders' Agreement' above.

PAYMENT OF CERTAIN FEES AND EXPENSES

  From the Acquisition Closing Date until the date on which Loewen or Blackstone exercises the Call Option or the Put Option, respectively, pursuant to the Put/Call Agreement, an affiliate of Blackstone will receive a monitoring fee equal to $250,000 per annum (as such fee may be increased to account for inflation) from the Company.

FORMATION OF RHIMD; LOANS TO MANAGEMENT

  In connection with the Acquisition, on the Acquisition Closing Date, RHIMD purchased approximately 1.02% of the RH Holdings common stock (the "RHIMD-Owned Stock"). Limited partnership interests in RHIMD will subsequently be allocated to certain officers of the Company (and "RHIMD Limited Partners").

  In order to effect such purchase, on the Acquisition Closing Date, the Company made a loan to RHIMD which is evidenced by a note bearing interest at an annual rate of 9% and secured by the RHIMD-Owned Stock. RHIMD is deemed to have made loans to each of the RHIMD Limited Partners in connection with their subscription for limited partnership interests in RHIMD. The loan to certain officers of the Company is evidenced by a note bearing interest at an annual rate of 9% and secured by their limited partnership interest in RHIMD.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) DOCUMENTS FILED AS A PART OF THIS REPORT:

1. FINANCIAL STATEMENTS
   INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
ROSE HILLS COMPANY CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report.............................................   22
Consolidated Balance Sheets as of December 31, 1997 and 1996.............   23
Consolidated Statements of Operations for the Year ended December 31,
 1997 and Period from November 19, 1996 to December 31, 1996.............   24
Consolidated Statements of Cash Flows for the Year ended December 31,
 1997 and the Period from November 19, 1996 to December 31, 1996.........   25
Consolidated Statements of Stockholder's Equity for the Year ended
 December 31, 1997 and the Period from November 19, 1996 to December 31,
 1996....................................................................   26
Notes to Consolidated Financial Statements...............................   27
ROSES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report--KPMG Peat Marwick LLP......................   43
Report of Independent Public Accountants--Arthur Andersen LLP............   44
Consolidated Balance Sheets as of December 31, 1995 and November 18,
 1996....................................................................   45
Consolidated Statements of Income for the Years ended December 31, 1994
 and 1995 and the Period from January 1, 1996 to November 18, 1996.......   46
Consolidated Statements of Cash Flows for the Years ended December 31,
 1994 and 1995 and the Period from January 1, 1996 to November 18, 1996..   47
Consolidated Statements of Shareholders' Equity (Deficit) for the Years
 ended December 31, 1994 and 1995 and the Period from January 1, 1996 to
 November 18, 1996.......................................................   48
Notes to Consolidated Financial Statements...............................   49
ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY
 COMBINED FINANCIAL STATEMENTS
Independent Auditors' Report.............................................   60
Combined Statements of Financial position as of December 31, 1995 and
 November 18, 1996.......................................................   61
Combined Statements of Activities for the Years ended December 31, 1994
 and 1995 and the Period from January 1, 1996 to November 18, 1996.......   62
Combined Statements of Changes in Net Assets for the Years ended December
 31, 1994 and 1995 and the Period from January 1, 1996 to November 16,
 1996....................................................................   63
Combined Statements of Cash Flows for the Years ended December 31, 1994
 and 1995 and the Period from January 1, 1996 to November 18, 1996.......   64
Notes to Combined Financial Statements...................................   65
COMBINED FINANCIAL STATEMENTS OF CERTAIN SUBSIDIARIES OF LOEWEN GROUP
 INTERNATIONAL, INC.
Auditors' Report.........................................................   78
Combined Balance Sheet as at December 31, 1995 and November 18, 1996.....   79
Combined Statement of Operations for the Year ended December 31, 1995 and
 the Period from January 1, 1996 to November 18, 1996....................   80
Combined Statement of Cash Flows for the year ended December 31, 1995 and
 the Period from January 1, 1996 to November 18, 1996....................   81
Notes to Combined Financial Statements...................................   82

2. FINANCIAL STATEMENT SCHEDULE

 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS--ARTHUR ANDERSEN LLP..............  90
 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS.............................  91

(b) EXHIBITS

   EXHIBIT
   NUMBER      DESCRIPTION
   -------     -----------
    2.1*       --Asset Purchase Agreement, dated as of September 19, 1996, by and between and between Rose Hills Memorial Park Association and Tudor Acquisition Corp. (now known as the Rose Hills
                Company).
    2.2*       --Agreement and Plan of Merger, dated as of September 19, 1996, by and among the stockholders of Roses, Inc. And Tudor
                Acquisition Corp. (now known as the Rose Hills Company).
    2.3*       --Amendment to the Agreement and Plan of Merger dated as of
                November 18, 1996 by and among Rose Hills Acquisition Corp.
                (now known as Rose Hills Company), Roses Inc., the Stockholders of Roses Inc., and RH Mortuary Corporation.
    3.1*       --Restated Certificate of Incorporation of Tudor Acquisition
                Corp. changing its name to Rose Hills Acquisition Corp.
    3.2*       --Certificate of Amendment of Certificate of Incorporation of
                Rose Hills Acquisition Corp. changing its name to Rose Hills
                Company.
    3.3*       --Amended and Restated By-Laws of Rose Hills Company.
    4.1*       --Indenture dated as of November 15, 1996 between Rose Hills
                Acquisition Corp. and United States Trust Company of New York,
                as Trustee.
    4.2*       --Form of 9 1/2% Senior Subordinated Note due 2004 (included in
                Exhibit 4.1).
   10.1*       --Stockholders' Agreement dated as of November 19, 1996 among
                Rose Hills Holdings Corp., Blackstone Capital Partners II
                Merchant Banking Fund L.P., Blackstone Rose Hills Offshore
                Capital Partners L.P., Blackstone Family Investment Partnership
                II L.P., Roses Delaware, Inc., Loewen Group International,
                Inc., and RHI Management Direct L.P.
   10.2*       --Administrative Services Agreement dated as of November 19,
                1996 between Rose Hills Acquisition Corp. (now known as Rose
                Hills Company), The Loewen Group, Inc., and Loewen Group
                International Inc.
   10.3*       --Credit Agreement dated as of November 19, 1996 among Rose
                Hills Company, Rose Hills Holdings Corp., Goldman, Sachs & Co.,
                as syndication agent and arranging agent, the financial
                institutions from time to time parties thereto as lenders and
                The Bank of Nova Scotia, as administrative agent for such
                lenders.
   10.4*       --Put/Call Agreement, dated as of November 19, 1996 among
                Blackstone Capital Partners II Merchant Banking Fund L.P.,
                Blackstone Rose Hills Offshore Capital Partners L.P.,
                Blackstone Family Investment Partnership II L.P., Roses
                Delaware, Inc., Loewen Group International, Inc., The Loewen
                Group Inc., and RHI Management Direct L.P.
   10.5**      --Buddhist Memorial Complex Development and Use Agreement dated as of March 1, 1994 between Rose Hills Memorial Park
                Association and International Buddhist Progress Society.
   10.6**      --First Amendment to Buddhist Memorial Complex Development and
                Use Agreement, dated as of September 1, 1994 between Rose Hills
                Memorial Park Association and International Buddhist Progress
                Society.
   10.7**      --Second Amendment to Buddhist Memorial Complex Development and
                Use Agreement, dated as of March 15, 1995 between Rose Hills
                Memorial Park Association and International Buddhist Progress
                Society.

   EXHIBIT
   NUMBER      DESCRIPTION
   -------     -----------
   10.8**      --Third Amendment to Buddhist Memorial Complex Development and
                Use Agreement, dated as of May 15, 1995 between Rose Hills
                Memorial Park Association and International Buddhist Progress
                Society.
   10.9**      --Fourth Amendment to Buddhist Memorial Complex Development and
                Use Agreement, dated as of October 15, 1995 between Rose Hills
                Memorial Park Association and International Buddhist Progress
                Society.
   10.10**     --Memorandum of Understanding, dated as of March 22, 1996
                between Rose Hills Memorial Park Association and International
                Buddhist Progress Society.
   10.11**     --Amended and Restated Employment Agreement, 1996 by and dated
                December between Rose Hills Company and Kendall E. Nungesser.
   10.12**     --Employment Agreement dated November 19, 1996 by and between RH
                Mortuary Corporation and Dennis C. Poulsen.
   10.13*      --Employment Confirmation dated November 18, 1996 by and between
                Rose Hills Company and Mark Helmintoller.
   10.14**     --Employment Letter Agreement, dated April 22, 1997 by and between Rose Hills Company and Kenton C. Woods.
   10.15**     --Addendum to Employment Letter Agreement, dated April 28, 1997 by and between Rose Hills Company and Kenton C. Woods.
   10.16**     --Non-Competition Agreement dated as of November 19, 1996, between RH Mortuary Corporation and Kendall E. Nungesser.
   10.17**     --Non-Competition Agreement dated as of November 19, 1996
                between RH Mortuary Corporation and Dennis C. Poulsen.
   10.18**     --Non-Competition Agreement dated as of November 19, 1996
                between RH Mortuary Corporation and Sandy V. Durko.
   12***       --Computation of Ratio of Earnings to Fixed Charges.
   21*         --Subsidiaries of Rose Hills Company (formerly known as Rose
                Hills Acquisition Corp.).
   23.1***     --Consent of Arthur Andersen LLP.
   23.2***     --Consent of KPMG
   27***       --Financial Data Schedule

(c) REPORTS ON FORM 8K

  None
--------
  * Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 (Registration No. 333-21411).

 ** Incorporated by reference to the Exhibits to the Company's Registration
    Statement on Form S-4 (Registration No. 333-21411 Amendment No. 1).

*** Filed Herewith.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Rose Hills Company

                                                    /s/ Kenton C. Woods
                                          _____________________________________
                                              KENTON C. WOODS
                                              SENIOR VICE PRESIDENT, FINANCE,
                                              CHIEF FINANCIAL OFFICER,
                                              SECRETARY AND TREASURER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----

         /s/ Lawrence Miller           CEO and Director         March 26, 1998
-------------------------------------   (Principal Executive
           LAWRENCE MILLER              Officer)

         /s/ Dillis R. Ward            President, Chief         March 26, 1998
-------------------------------------   Operating Officer
           DILLIS R. WARD               and Director
                                        (Principal
                                        Executive Officer)

         /s/ Kenton C. Woods           Senior Vice              March 26, 1998
-------------------------------------   President, Chief
           KENTON C. WOODS              Financial Officer,
                                        Secretary and
                                        Treasurer
                                        (Principal
                                        Financial Officer;
                                        Principal
                                        Accounting Officer)

        /s/ Dennis C. Poulsen          Chairman and             March 26, 1998
-------------------------------------   Director
          DENNIS C. POULSEN

        /s/ Howard A. Lipson           Director                 March 26, 1998
-------------------------------------
          HOWARD A. LIPSON

          /s/ Chinh E. Chu             Director                 March 26, 1998
-------------------------------------
             CHINH E. CHU

         /s/ David I. Foley            Director                 March 26, 1998
-------------------------------------
           DAVID I. FOLEY

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rose Hills Company:

  We have audited the consolidated financial statements of Rose Hills Company and subsidiaries (a wholly owned subsidiary of Rose Hills Holding Corp.) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rose Hills Company and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the year ended December 31, 1997 and period from November 19, 1996 to December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Los Angeles, California
February 23, 1998

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              1997      1996
                                                            --------  --------
                          ASSETS
Current assets:
 Cash and cash equivalents................................. $  3,462  $  7,900
 Accounts receivable, net of allowances....................    5,870     8,344
 Inventories...............................................      875     1,186
 Prepaid expenses and other current assets.................    2,252     2,666
 Deferred tax asset........................................    4,658     1,176
                                                            --------  --------
    Total current assets...................................   17,117    21,272
Long-term receivables, net of allowances...................   10,082     5,153
Cemetery property, at cost.................................   76,778    78,912
Property and equipment, net................................   64,101    65,760
Goodwill...................................................  128,200   129,294
Deferred finance charges...................................   11,182    11,891
Other assets...............................................    4,591     5,552
                                                            --------  --------
    Total assets........................................... $312,051  $317,834
                                                            ========  ========
           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable.......................................... $  2,052  $  2,383
 Accrued expenses..........................................    8,157     7,857
 Accrued interest..........................................    1,291     1,815
 Other current liabilities.................................    1,912     1,487
 Current portion of long-term debt.........................    2,368     1,968
                                                            --------  --------
    Total current liabilities..............................   15,780    15,510
Retirement plan liabilities................................    7,389     7,616
Deferred tax liability.....................................    5,122     4,373
Subordinated notes payable.................................   80,000    80,000
Bank senior-term loan......................................   72,500    74,000
Other long-term debt.......................................    2,415     3,764
Other liabilities..........................................    1,587     3,545
                                                            --------  --------
    Total liabilities......................................  184,793   188,808
                                                            --------  --------
Commitments and contingencies
Stockholder's equity:
 Common stock, par value of $.01. Authorized and
  outstanding 1,000 shares.................................      --        --
 Additional paid-in capital................................  129,554   129,554
 Accumulated deficit.......................................   (2,296)     (528)
                                                            --------  --------
    Total stockholder's equity.............................  127,258   129,026
                                                            --------  --------
    Total liabilities and stockholder's equity............. $312,051  $317,834
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

 YEAR ENDED DECEMBER 31, 1997 AND PERIOD FROM NOVEMBER 19, 1996 TO DECEMBER 31,
                                      1996
                                 (IN THOUSANDS)

                                                               1997     1996
                                                             --------  ------
Sales and services:
 Funeral sales and services................................. $ 28,502   3,131
 Cemetery sales and services................................   34,235   3,001
 Insurance commissions and other income.....................    8,005     965
                                                             --------  ------
    Total sales and services................................   70,742   7,097
                                                             --------  ------
Cost of sales and services:
 Funeral sales and services.................................    7,082     802
 Cemetery sales and services................................    7,989     823
                                                             --------  ------
    Total cost of sales and services........................   15,071   1,625
                                                             --------  ------
    Gross profit............................................   55,671   5,472
Selling, general and administrative expenses................   37,061   3,757
Amortization of purchase price in excess of net assets
 acquired and other intangibles.............................    3,776     372
                                                             --------  ------
    Income from operations..................................   14,834   1,343
Other expense--interest expense.............................  (16,507) (2,031)
                                                             --------  ------
    Loss before income taxes................................   (1,673)   (688)
Income tax expense (benefit)................................       95    (160)
                                                             --------  ------
    Net loss................................................ $ (1,768)   (528)
                                                             ========  ======


          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

 YEAR ENDED DECEMBER 31, 1997 AND PERIOD FROM NOVEMBER 19, 1996 TO DECEMBER 31,
                                      1996
                                 (IN THOUSANDS)

                                                              1997      1996
                                                            --------  --------
Cash flows from operating activities:
 Net loss.................................................. $ (1,768)     (528)
                                                            --------  --------
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization............................    7,712     1,013
  Amortization of cemetery property........................    2,451       366
  Provision for bad debts and sales cancelation............    1,959        62
  Provision for deferred taxes.............................       81      (161)
  Changes in assets and liabilities, net of effects of
   Acquisition Transaction:
   Increase in accounts receivable.........................   (4,537)      (96)
   Increase in inventories.................................       (6)     (110)
   Decrease (increase) in prepaid expenses and other
    current assets.........................................      414    (1,927)
   (Decrease) increase in accounts payable and accrued
    expenses...............................................   (3,570)    8,303
   Decrease in retirement plan liabilities.................     (227)     (992)
   Decrease in other assets and liabilities................     (904)     (792)
                                                            --------  --------
     Total adjustments.....................................    3,373     5,666
                                                            --------  --------
     Net cash provided by operating activities.............    1,605     5,138
                                                            --------  --------
Cash flows from investing activities:
 Capital expenditures......................................   (2,138)     (279)
 Cash paid for acquisitions, net of cash received..........      --   (246,345)
 Additions to goodwill.....................................     (522)      --
                                                            --------  --------
     Net cash used in investing activities.................   (2,660) (246,624)
                                                            --------  --------
Cash flows from financing activities:
 Proceeds from issuance of common stock to Parent..........      --    106,554
 (Repayments of) proceeds from borrowings under Bank Credit
  Agreement................................................   (1,500)   75,000
 Proceeds from subordinated notes payable..................      --     80,000
 Decrease in other long-term debt..........................     (597)      --
 Addition to deferred finance charges......................     (934)  (12,074)
 Principal payments of capital lease obligations...........     (352)      (94)
                                                            --------  --------
     Net cash (used in) provided by financing activities...   (3,383)  249,386
                                                            --------  --------
     Net (decrease) increase in cash and cash equivalents..   (4,438)    7,900
Cash and cash equivalents at beginning of period...........    7,900       --
                                                            --------  --------
Cash and cash equivalents at end of period................. $  3,462     7,900
                                                            ========  ========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest................................................. $ 15,217        35
  Income taxes.............................................    1,219       --
                                                            ========  ========
Noncash financing activities:
 Equipment, capital leases................................. $    --        --
 Acquisition of affiliate properties, contributed capital..      --     23,000
                                                            ========  ========
Acquisition of businesses:
 Cash paid for acquisitions................................      --    247,968
 Cash acquired from acquisitions...........................      --     (1,623)
                                                            --------  --------
     Cash paid for acquisitions, net of cash received......      --    246,345
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

 YEAR ENDED DECEMBER 31, 1997 AND PERIOD FROM NOVEMBER 19, 1996 TO DECEMBER 31,
                                      1996
                                 (IN THOUSANDS)

                                                                     TOTAL
                           SHARES      ADDITIONAL    ACCUMULATED STOCKHOLDER'S
                         OUTSTANDING PAID-IN CAPITAL   DEFICIT      EQUITY
                         ----------- --------------- ----------- -------------
Balance, November 19,
 1996...................      --        $    --           --            --
Issuance of common
 stock..................    1,000        106,554          --        106,554
Capital contributions...      --          23,000          --         23,000
Net loss................      --             --          (528)         (528)
                            -----       --------       ------       -------
Balance, December 31,
 1996...................    1,000        129,554         (528)      129,026
Net loss................      --             --        (1,768)       (1,768)
                            -----       --------       ------       -------
Balance, December 31,
 1997...................    1,000       $129,554       (2,296)      127,258
                            =====       ========       ======       =======


          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1997 AND 1996

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

  The December 31, 1997 consolidated financial statements of Rose Hills Company and subsidiaries (collectively the Company) (a wholly owned subsidiary of Rose Hills Holding Corp.) (RH Holdings) include the accounts of RH Mortuary Corporation (the Mortuary), RH Satellite Properties Corporation (the Satellite Properties) and RH Cemetery Corporation (the Cemetery). The Company is the successor to the operations of Roses, the Association and the Satellite Properties, as described below under Acquisition Transaction. The Company had no prior operations. RH Holdings was formed by Blackstone Capital Partners II Merchant Banking Fund L.P. and affiliates (Blackstone), RHI Management Direct L.P. (RHIMD) and the Loewen Group Inc. and affiliates (Loewen) (collectively the Buyers), in order to purchase certain mortuary and cemetery operations (the Acquisition Transaction) as discussed below.

  The Company operates 3 cemetery and funeral home combinations as well as 14 funeral home properties in the Southern California area. Services offered at the locations include cemetery interment and professional mortuary services, both of which include pre-need and at-need sales. In addition, the Company offers for sale caskets, memorials, vaults, flowers and the sale of pre-need funeral insurance from which commissions are earned.

  The accounting and reporting policies of the Company conform to generally accepted accounting principles (GAAP) and the prevailing practices within the cemetery and mortuary industry. All significant intercompany accounts and transactions have been eliminated.

 Acquisition Transaction

  In connection with the Acquisition Transaction, Blackstone, RHIMD and Loewen contributed to RH Holdings and RH Holdings contributed to the Company $106.6 million in cash ($107 million less $.4 million to be advanced by the Company to RHIMD to finance its purchase of common stock of RH Holdings).

  Additionally, effective November 19, 1996, to finalize the capitalization and structure of the Company, Loewen contributed to RH Holdings 14 funeral homes and 2 combination funeral home and cemetery properties located in the Southern California area (the Satellite Properties) which were valued at the date of the Acquisition Transaction at $23.0 million. RH Holdings in turn contributed these properties to the Company effective November 19, 1996. Finally, the Company entered into the Bank Credit Agreement (see note 10) and the sale of the senior subordinated notes was consummated (see note 10).

  Effective November 19, 1996, per terms of the merger agreement (the Merger Agreement), the Company, through its subsidiary RH Mortuary Corporation, acquired the common stock of Roses, Inc. (Roses), the predecessor mortuary, in consideration of the payment of $59.9 million in cash (subject to downward adjustment under certain circumstances) after giving effect to the repayment of outstanding indebtedness of Roses, Inc. Upon consummation of the Merger Agreement, RH Mortuary Corporation was merged with and into Roses.

  The Company also paid a cash purchase price for certain assets, net of certain liabilities, (the Asset Purchase Agreement) of Rose Hills Memorial Park Association, the predecessor cemetery (the Association), in the amount of $166.3 million (subject to downward adjustment under certain circumstances).

  In connection with the Acquisition Transaction described above, Roses entered into a "Settlement Agreement" dated November 19, 1996 with the Association to resolve amounts due/owed between Roses and the Association as of November 18, 1996. As of December 31, 1997, the Company and the Association have not

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

reached a final agreement with respect to amounts owed under the terms of the Settlement Agreement. However, in the opinion of management of the Company, amounts accrued at December 31, 1997 are adequate to satisfy amounts that may be due the Association.

  The assets acquired by the Company have been recorded at cost and, in the case of the Satellite Properties, at fair value at the date of contribution.

RECLASSIFICATION

  Certain reclassifications have been made to the 1996 Financial Statements to conform to the 1997 presentation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  Cash and cash equivalents are comprised of cash and short-term certificates of deposit, with original maturities of three months or less.

 Cemetery Operations

  Pre-need sales of cemetery interment rights and other related products and services are recorded as revenue when the customer contracts are signed with concurrent recognition of related costs. Allowances for anticipated customer cancelations and refunds are provided at the date of sale based on management's estimate of expected cancelations using historical trends. Actual cancelation rates in the future may change that estimate. A portion of the proceeds from the sale of interment rights is required by state law to be paid into the Endowment Care Fund to provide for the perpetual care of the associated properties. Cemetery revenue is recorded net of these amounts. Earnings of the Endowment Care Fund are used to defray the maintenance costs of cemeteries. Additionally, pursuant to state law, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trust funds which are not included in the accompanying consolidated financial statements.

 Prearranged Funeral Services

  Prearranged funeral services provide for future funeral services and are generally determined by prices prevailing at the time the contract is signed. The payments made under the contract are either placed in trust or are used to pay the premiums of life insurance policies under which the Company will be designated as beneficiary. The pre-need funeral insurance policies sold by the Company are whole-life policies sold on a pre-need basis to pay for the cost of funeral services. Commissions earned are based on a combination of factors, such as the amount of funeral cost coverage sold, the age of the insured and the volume of monthly sales activity. In addition, an annual profit sharing commission is received based upon the number of policies written. Insurance commissions earned on individual policies, as well as commissions based on monthly volume activity and annual

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

profit sharing arrangements, are recognized as income when the policies are accepted by the insurance company. Except for insurance commissions and amounts not required to be trusted which are used to defray the initial costs of administration, no income is recognized until the performance of a specific funeral.

  Trust fund principal amounts and insurance contract amounts, together with trust fund investment earnings retained in trust and annual insurance benefits, are deferred until the service is performed. The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services. Upon performance of the specific funeral service, the Company will recognize the trust fund principal amount or insurance contract amount together with the accumulated trust earnings and annual insurance benefits as funeral revenues. Indirect costs relating to the sale of prearranged funeral services are expensed in the period incurred.

 Receivables

  Receivables due from customers for cemetery property sold in advance of need are generally collected over one to seven years and bear interest at the rate of 11.75% per annum. An allowance for sales cancelations has been established to recognize that cemetery property sold in advance of need, for which a minimum down payment is received, may be subsequently canceled. Accordingly, as of December 31, 1997 and December 31, 1996, allowance for sales cancelations totaled $2,234,000 and $1,043,000, respectively. A provision of $1,747,000 and $52,000 was charged to cemetery sales to provide for estimated future cancelations for the year ended December 31, 1997 and period from November 19, 1996 to December 31, 1996, respectively.

  In addition to the receivables due from customers for cemetery property, receivables from customers for cemetery goods and services sold and provided in funeral arrangements as well as mortuary services and merchandise are generally collected over a period of one to five years bearing interest at the rate of 12% per annum. An allowance for doubtful accounts has been established to recognize that a portion of these types of receivables may not ultimately be collectible. As of December 31, 1997 and 1996, the allowance for doubtful accounts totaled $613,000 and $1,127,000, respectively.

 Inventories

  Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value.

 Cemetery Property

  Cemetery property consists of developed and undeveloped cemetery property and is valued at average cost, which is not in excess of market value. Amounts are expensed to costs and expenses as sales of cemetery plots occur.

 Property, Plant and Equipment

  Property, plant and equipment are valued at fair market value at the acquisition date, with additions subsequent to the acquisition date recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

     Building and improvements....................... 10 to 40 years
     Automobiles..................................... 4 to 6 years
     Furniture, fixtures and equipment............... 10 years
     Computer hardware and software.................. 3 to 6 years
     Leasehold improvements.......................... Over the term of the lease

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Expenditures for maintenance and repairs are charged to operations as incurred and expenditures for replacements and betterment are capitalized.

 Goodwill

  The excess of purchase price over the fair value of identifiable net assets acquired (goodwill) is being amortized by use of the straight-line method over a 40-year period. As of December 31, 1997 and 1996, accumulated amortization was $3,683,000 and $333,000, respectively.

 Covenants Not to Compete

  Covenants not to compete on the consolidated balance sheets represent amounts prepaid or the present value of future payments under noncompetition agreements with certain key management personnel of acquired operations. Amortization of such covenants not to compete is provided by use of the straight-line method over the terms of the relevant agreements, typically ten years. As of December 31, 1997 and 1996, accumulated amortization of covenants not to compete was $464,000 and $38,000, respectively.

 Deferred Financing Cost

  Deferred financing costs relating to the bank senior-term loan and the senior subordinated notes are being amortized over the life of the loan and the notes based on the effective interest method. As of December 31, 1997 and 1996, accumulated amortization of these costs was $1,826,000 and $182,000, respectively.

 Derivative Instruments

  The Company enters into derivative transactions with financial institutions only as hedges of other financial transactions and not for speculative purposes. The Company's policies do not allow leveraged transactions and are designed to minimize credit and concentration risk with counterparties.

 Income Taxes

  The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Fair Value of Financial Instruments

  The carrying value of the Company's debt instruments approximates fair value which is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

  The fair value of the Company's accounts and notes receivable in excess of one year approximates carrying values and is determined as the present value of expected future cash flows discounted at the interest rate

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

currently offered by the Company, which approximates rates currently offered for loans with similar terms and collateral to borrowers with comparable credit risk.

  The carrying amounts of the remaining current assets and liabilities approximate fair value because of the short-term nature of those accounts.

 Impairment of Long-Lived Assets

  The Company follows SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted operating cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

 Earnings (Loss) per Share

  Earnings (loss) per share have not been included as the Company is a wholly owned subsidiary.

 Year 2000 Issues

  The Company is currently assessing the cost to remediate its Year 2000 issues. Although the actual cost to remediate is not fully known, based upon information to date, it is not expected that the remediation will have a material impact on the Company's financial condition or operating results.

(3) ACQUISITIONS

  The acquisitions of the Satellite Properties, Roses, Inc. and the Association have been recorded under the purchase method of accounting, and accordingly, the results of operations of the companies have been included in the accompanying consolidated financial statements from the date of acquisition, November 19, 1996 through December 31, 1996. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition.

(4) PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following at December 31, 1997 and 1996 (in thousands):

                                                                   1997    1996
                                                                  ------- ------
   Land.......................................................... $ 9,036  9,054
   Buildings and improvements....................................  40,658 30,653
   Furniture, fixtures and equipment.............................   4,887  3,748
   Vehicles......................................................     634    431
   Computers and computer software...............................   3,826  5,074
   Construction in progress......................................   7,617 17,076
                                                                  ------- ------
     Total property, plant and equipment.........................  66,658 66,036
   Less accumulated depreciation.................................   2,557    276
                                                                  ------- ------
     Property, plant and equipment, net.......................... $64,101 65,760
                                                                  ======= ======

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(5) DERIVATIVE FINANCIAL INSTRUMENTS

  The Company's policy is not to use derivative instruments for speculation. The Company does not trade in financial instruments and is not a party to leveraged derivatives.

  The notational amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through the use of derivatives. The amounts exchanged during the term of the derivatives are calculated on the basis of the notational amounts and the other contractual conditions of the derivatives.

  The Company has entered into interest rate collar agreements, which effectively set maximum and minimum interest rates on the $75.0 million notional principal amount of Senior Debt (note 10), ranging from a floor of 5.5% (the Company would pay 5.5% even if rates fall below that level) to a maximum or cap of 6.5% for the period commencing January 2, 1997 through December 1, 2000. The collar agreement is based on three-month LIBOR. The fair value of the collar agreement at December 31, 1997, as estimated by a dealer, was a favorable $7,000.

  The counterparty to these contractual relationships is a major financial institution with which the Company has other financial relationships. The Company is exposed to credit losses in the event of nonperformance by the other parties to the interest rate collar agreements. However, the Company does not anticipate nonperformance by the other party, and no material loss would be expected from nonperformance of such counterparty.

(6) ENDOWMENT CARE FUND

  The Company, pursuant to state law, has placed the cemeteries under endowment care. Therefore, when cemetery property is sold, an endowment care charge is made for which a minimum amount is statutory. Charges are payable to the Endowment Care Fund (the Fund), a separate 501(c)(13) organization, when the total sales contract amount has been collected. Since a substantial portion of pre-need cemetery property sales is made on an installment basis, many of the charges are not due currently. Generally, the installment receivables, including late charges, are collectible within one to seven years. As of December 31, 1997 and 1996, amounts owed to the Fund, but not yet due or collected from customers, amounted to $1,761,000 and $1,789,000, respectively. The Fund's assets are invested under the direction of the Trustees of the Fund. The change in net assets of the Fund, net of amounts required to be withheld under state law, is paid by the Fund to the Company and is used for the care, maintenance and embellishment of the cemetery. As allowable by state law, a portion of the undistributed capital gains of the Fund has been reserved and is available to the Company at the discretion of the Trustees for future maintenance, repair or restoration of property or embellishment. The amounts earned by the Fund and transferred to the Company are reported in the consolidated statements of operations and amounted to $3,549,000 and $353,000 for the year ended December 31, 1997 and period from November 19, 1996 to December 31, 1996, respectively.

  Total assets of the Fund are $60,382,000 and $58,132,000 at December 31, 1997 and 1996, respectively, and consist primarily of cash and investments carried at fair market value. Total liabilities of the Fund are $389,000 and $703,000 at December 31, 1997 and 1996, respectively, and consist of amounts payable to the Company. Total net assets of $59,993,000 and $57,429,000 at December 31, 1997 and 1996, respectively, resulted primarily from Fund deposits received or receivable from customers, capital gains (net of transfers to reserves) and holding gains and losses experienced by the Fund.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(7) PRE-NEED FUNERAL SERVICE DEBENTURES

  From 1960 to 1975, the Association (the predecessor cemetery) sold pre-need funeral service debentures at face amounts under subscription agreements which provided for the collection of the amount on an installment basis. Debentures were issued in denominations of $125 each when installments of the amount were collected. The Company may redeem the debentures at any time prior to maturity at the face amount or the holders thereof may at any time apply the debentures to the purchase price of funeral services and arrangements furnished by the Company.

  Additionally, the subscription agreements may be canceled at any time by either the Company or the subscriber. Interest on the debentures is calculated at the rate of 3% per annum, is payable semiannually and continues to accrue on debentures not presented for payment on their maturity date.

  Under the indenture and supplemental indentures, as amended, the Company is required to make payments to a trustee of the fund to be used for the retirement of the debentures at maturity or upon their application to the purchase price of funeral services. Initial funding payments in amounts equal to 25% of the face amount of debentures being issued were required at the time of issuance. The issued and outstanding debentures at December 31, 1997 mature as follows (in thousands):

           DATE                                                           AMOUNT
           ----                                                           ------
     Prior to February 1, 1997...........................................  $659
     February 1, 1998....................................................    61
     February 1, 1999....................................................    78
     February 1, 2000....................................................    81
                                                                           ----
       Total.............................................................  $879
                                                                           ====

(8) INCOME TAXES

  The provision for income tax (benefit) as of December 31, 1997 and 1996 follows (in thousands):

                                                                     1997  1996
                                                                     ----  ----
     Current:
      Federal....................................................... $--    --
      State.........................................................   14    18
                                                                     ----  ----
       Total current................................................   14    18
                                                                     ----  ----
     Deferred:
      Federal.......................................................  (10) (121)
      State.........................................................   91   (57)
                                                                     ----  ----
       Total deferred...............................................   81  (178)
                                                                     ----  ----
       Total income tax (benefit)................................... $ 95  (160)
                                                                     ====  ====

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Differences between the provision for income taxes and income taxes at the statutory Federal income tax rate are as follows (in thousands):

                                                                    PERIOD FROM
                                                                    NOVEMBER 19,
                                                        YEAR ENDED    1996 TO
                                                       DECEMBER 31,  JANUARY 1,
                                                           1997         1996
                                                       ------------ ------------
   Expected Federal benefit...........................    $(569)        (234)
   Net tax effects of:
    Goodwill amortization.............................      640          102
    State taxes, net of Federal benefit...............       87          (26)
    Nondeductible expenses............................       10           (2)
    Other.............................................      (73)         --
                                                          -----         ----
     Actual income tax (benefit)......................    $  95         (160)
                                                          =====         ====

  The components of the net deferred tax balances at December 31, 1997 and 1996 are as follows (in thousands):

                                                                 1997     1996
                                                                -------  ------
   Deferred tax assets:
    Operating reserves......................................... $ 1,469     452
    Retirement benefits........................................   2,563   1,474
    Other reserve..............................................   2,101     611
    Net operating loss.........................................   1,032     --
    Amortization...............................................      15      56
    State taxes................................................      29     259
    Other......................................................      31     113
                                                                -------  ------
     Total deferred tax assets.................................   7,240   2,965
                                                                -------  ------
   Deferred tax liabilities:
    Acquisition step ups.......................................  (5,819) (4,552)
    Depreciation...............................................  (1,022)   (738)
    Land.......................................................    (863)   (872)
                                                                -------  ------
     Total deferred tax liability..............................  (7,704) (6,162)
                                                                -------  ------
     Net deferred tax liability................................ $  (464) (3,197)
                                                                =======  ======

  Based upon the level of historic taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 1997.

  At December 31, 1997, the Company has net operating loss carryforwards for Federal income tax purposes of $2.8 million, which are available to offset future federal income, if any, through 2012.

(9) RELATED PARTY TRANSACTIONS

 Administrative Services Agreement

  In connection with the Acquisition Transaction, as described in note 1, the Company engaged Loewen to provide certain administrative services and share certain resources pursuant to an Administrative Services

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Agreement. Pursuant to the Administrative Services Agreement, Loewen is to provide accounting services, computer systems and support, telecommunications support, general operations support, legal services, environmental compliance, regulatory compliance, as well as expertise in management information systems, sales, tax and fund management. As compensation for services provided under the Administrative Services Agreement, Loewen is entitled to receive from the Company, a minimum fee (the Administrative Services Fee) payable monthly in arrears and in an aggregate amount equal to $334,000 for the first year following the Acquisition and $250,000 for the second year and subsequent years subject to specified annual increases for each year thereafter until the termination of the Administrative Services Agreement. The Company is also required to reimburse Loewen for all out-of-pocket costs and expenses incurred from third parties in connection with services performed pursuant to the Administrative Services Agreement. For the year and period ended December 31, 1997 and 1996, the Company had recorded approximately $323,000 and $42,000 for Administrative Services Fee, respectively.

 Monitoring Fee

  The Company is required to pay annually a monitoring fee (the Monitoring
Fee) equal to $250,000 (subject to increases for inflation) to an affiliate of a shareholder of the Parent company. The Company had paid the Monitoring Fee as of December 31, 1997 and 1996 and had amortized approximately $250,000 and $31,000 as a charge against earnings for the year and period ended December 31, 1997 and 1996, respectively.

(10) LONG-TERM DEBT

  Long-term debt consists of the following at December 31, 1997 and 1996 (in thousands):

                                                               1997     1996
                                                             --------  -------
   Borrowings outstanding under Bank Credit Agreement, due
    2002...................................................  $ 73,503   75,000
   Senior subordinated notes at 9.5%, due November 15,
    2004...................................................    80,000   80,000
   Notes payable and liabilities under noncompete
    agreements bearing interest at rates ranging from 7.46%
    to 9%. The notes and noncompete agreements have
    variable maturities ranging from 1999 through 2007.....     3,128    3,825
   Other...................................................       652      907
                                                             --------  -------
                                                              157,283  159,732
   Less current portion....................................    (2,368)  (1,968)
                                                             --------  -------
     Long-term debt........................................  $154,915  157,764
                                                             ========  =======

  At December 31, 1997, annual maturities of long-term debt consisted of the following (in thousands):

     Year ending December 31:
       1998............................................................ $  2,368
       1999............................................................    1,909
       2000............................................................    3,401
       2001............................................................    7,262
       2002............................................................    9,247
       Thereafter......................................................  133,096
                                                                        --------
                                                                        $157,283
                                                                        ========

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 Bank Credit Agreement

  Concurrent with the consummation of the Acquisition Transaction, the Company entered into a credit agreement (the Bank Credit Agreement) with a group of financial institutions in Canada and the United States, which provides for (1) a senior secured amortization extended term loan facility (the Bank Term Facility) in an aggregate principal amount of $75 million used to partially finance the Acquisition Transaction, as described in note 1, to prefund certain capital expenditures and to refinance existing indebtedness of the Mortuary and (2) a senior secured revolving credit facility (the Revolving Credit Facility) in an aggregate principal amount of $25 million, the proceeds of which are available for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company.

  The Bank Credit Agreement contains certain affirmative and negative covenants customary for this type of agreement and is guaranteed by the Company, its subsidiaries and RH Holdings. All such guarantees are secured by a first priority security interest of the capital stock of the Company and each subsidiary and all intercompany receivables. The Company is required to maintain certain defined financial ratios. The Company was in compliance with all such requirements at December 31, 1997.

  Borrowings under the Bank Term Facility bear interest at the Company's option, at the reference rate (the Base Rate) of the agent acting on behalf of the financial institutions plus 2%, or under a Eurodollar option, at a reserve-adjusted Eurodollar rate (the Adjusted Eurodollar Rate) plus 3%. The Bank Term Facility will mature seven years after the Acquisition and requires semiannual installments aggregating $1 million in each of the first three years after the Acquisition, $3 million in the fourth year after the Acquisition, $7 million in the fifth year after the Acquisition, $9 million in the sixth year after the Acquisition and $53 million in the seventh year after the Acquisition.

  As of December 31, 1997, the Company was paying interest at the Adjusted Eurodollar Rate (5.94%) plus 3% on its outstanding borrowings under the Bank Term Facility. Additionally, the Company had entered into interest rate collar agreements to limit its interest rate risk. Pursuant to the terms of the interest rate collar agreements, the minimum and maximum Base Rate or Adjusted Eurodollar interest rates range from 5.5% to 6.5%, respectively, for the period from January 2, 1997 through December 1, 2000.

  Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at the Base Rate plus 1.75%, or the Adjusted Eurodollar Rate plus 2.75%. The Company pays a commitment fee of .5% on the unused portion. The Revolving Credit Facility is payable in full at maturity, with no prior amortization. As of December 31, 1997, the Company had $500,000 of borrowings under the Revolving Credit Facility.

  Concurrent with the consummation of the Acquisition Transaction, the Company issued $80 million of 9.5% senior subordinated notes payable due November 15, 2004 (the Notes). There are no sinking fund requirements on the Notes and they may not be redeemed until November 2000. At such date, they are redeemable at 104.75% of principal amount, plus accrued and unpaid interest, if any, to the redemption date, and thereafter, at an annually declining premium over par until November 2003, when they are redeemable at par. The indenture limits the payment of dividends and repurchase of capital stock, and includes certain other restrictions on indebtedness and limitations customary with subordinated indebtedness of this type.

  The Company assumed liabilities under notes payable and noncompete agreements from the Satellite Properties. The notes payable are secured by land and bear interest at rates ranging from 7.46% to 8.00%. The noncompete agreements consist of the net present value of future payments discounted at 9.00%.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(11) RETIREMENT PLANS

 Defined Benefit Plan

  As a result of the Acquisition Transaction, the Retirement Plan for Employees of Rose Hills Mortuary, L.P. (the Plan) was frozen as of December 31, 1996. It is the intention to formally terminate the Plan subsequent to December 31, 1997. Prior to the Acquisition Transaction, all employees of the Mortuary which employed all cemetery and mortuary employees were participants in the Plan. Participants became fully vested upon the freezing of the Plan. Employees may elect to receive their pension benefits in the form of a single-life annuity or a qualified joint and contingent annuity.

  The Company has funded or accrued the present value of these benefits. The Company Plan is subject to and in compliance with the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). During 1995, the Company Plan received a favorable letter of determination from the IRS.

  The net pension cost included the following components (in thousands):

     Service cost--benefits earned during the period..................... $ --
     Interest cost on projected benefit obligations......................   712
     Actual earnings on Company Plan assets..............................  (692)
     Net amortization and deferral.......................................   (10)
                                                                          -----
       Total net periodic pension cost................................... $  10
                                                                          =====

  The following table sets forth the Company Plan's funded status and the amounts recognized in the accompanying consolidated financial statements (in thousands):

                                                             DECEMBER 31, 1997
                                                             -----------------
     Actuarial present value of benefit obligations--
      accumulated benefit obligation, including vested
      benefits of $10,701 for 1997..........................     $(10,701)
                                                                 ========
     Projected benefit obligation for services rendered to
      date..................................................     $(10,701)
     Plan assets at fair market value, primarily listed
      stocks, bonds and U.S. Government obligations.........       11,248
                                                                 --------
       Plan assets greater than projected benefit
        obligations.........................................          547
     Unrecognized net loss from past experience different
      from that assumed and effects of changes in
      assumptions...........................................         (375)
     Unrecognized net assets being recognized over 15
      years.................................................          --
     Additional liability...................................          --
                                                                 --------
       Prepaid pension costs................................     $    172
                                                                 ========

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7% and 6.55% at December 31, 1997 and 1996, respectively. The expected long-term rate of return on assets was 6.5%.

 Defined Contribution Plan

  The Company also has a defined contribution plan, which has been qualified under Section 401(k) of the Internal Revenue Service Code (the Savings Plan). During 1995, the predecessor mortuary received a favorable

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

letter of determination from the Internal Revenue Service regarding the Savings Plan. The Savings Plan permits participation by all employees of the Company who have completed six months of continuous service, subject also to their entry into the Savings Plan on enrollment dates of January 1 or July 1 of each year. Participants may defer up to 15% of their compensation (subject to certain limitations). In addition to the amount of compensation deferred by participants, the Company matches up to 100% of the first $300 contributed and 50% of the next $3,400 contributed per year per participant. Additionally, the Company may contribute to the trust for each Plan year, beginning with the Plan year beginning January 1, 1997, such amounts as the Board of Directors shall determine in its sole discretion. For the year ended December 31, 1997, the Company's contribution to this Savings Plan on behalf of the participants amounted to $388,000. For the period from November 19, 1996 to December 31, 1996, the Company's contribution to this Savings Plan on behalf of the participants amounted to $48,000.

 Supplemental Employee Retirement Plan

  Three senior officers of Roses, the predecessor mortuary, had employment agreements, which obligated Roses to provide these three employees with a supplemental employee retirement plan (SERP). This nonqualified supplemental pension plan covering certain employees provides for incremental pension payments from Roses' funds so that the total pension payments would more realistically approximate amounts that would have been payable from the Roses' principal pension plan if it were not for limitations imposed by income tax regulations. In conjunction with the Acquisition Transaction, the SERP liability was assumed by the Company. The annual lifetime benefit is based upon a percentage of salary during the final five years of employment, offset by several other sources of income, up to age 62, at which time the benefit becomes payable to the participant. The plan also provides for early retirement, however benefits paid would be reduced accordingly.

  The SERP net pension cost included the following components (in thousands):


     Service cost--benefits earned during the period...............    $ --
     Interest cost on projected benefit obligation.................      321
     Net amortization and deferral.................................      (26)
                                                                       -----
       Total net periodic pension cost.............................    $ 295
                                                                       =====

  The following table sets forth the SERP funded status and the amounts recognized in the accompanying consolidated financial statements (in thousands):

                                                                   DECEMBER 31,
                                                                       1997
                                                                   ------------
     Actuarial present value of benefit obligations--accumulated benefit obligation, including vested benefits of $3,351 for
      1997........................................................   $(3,351)
                                                                     =======
     Projected benefit obligation for services rendered to date...   $(4,656)
     Plan assets at fair market value.............................       --
                                                                     -------
       Plan assets less than projected benefit obligations........    (4,656)
     Unrecognized net gain from past experience different from
      that assumed and effects of changes in assumptions..........      (460)
     Unrecognized net assets being recognized over 15 years.......       --
                                                                     -------
       Accrued pension cost.......................................   $(5,116)
                                                                     =======

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation were 7.25% and 7.75% at December 31, 1997 and 1996, respectively. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4%.

  To fund the SERP obligations, the Company has procured whole-life insurance policies. The Company is the owner and beneficiary of these policies with an aggregate face amount of $7 million. The cash surrender value of the Company's share of the policies is reflected in the consolidated balance sheets under other assets and amounted to $940,000 and $407,000 as of December 31, 1997 and 1996, respectively.

 Board of Trustees' Plan

  The Association had a retirement plan (the Trustees' Plan) covering each eligible member of the Association's Board of Trustees (Trustee). Per terms of the Asset Purchase Agreement, the Company has assumed this liability. As a result of the Acquisition Transaction, the Trustees' plan was frozen as of December 31, 1996. Participants became fully vested upon the freezing of the Plan.

  The Company has accrued the present value of these benefits. The Company Plan is subject to and in compliance with the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

  The net pension cost included the following components (in thousands):

     Service cost--benefits earned during the period...................... $--
     Interest cost on projected benefit obligation........................  179
     Actual earnings on Company Plan assets...............................  --
     Net amortization and deferral........................................   33
                                                                           ----
       Total net periodic pension cost.................................... $212
                                                                           ====

  The following table sets forth the Trustee Plan funded status and the amounts recognized in the accompanying consolidated financial statements (in thousands):

                                                                   DECEMBER 31,
                                                                       1997
                                                                   ------------
     Actuarial present value of benefit obligations--accumulated benefit obligation, including vested benefits of $2,434 for
      1997........................................................   $(2,434)
                                                                     =======
     Projected benefit obligation for services rendered to date...   $(2,434)
     Plan assets at fair market value.............................       --
                                                                     -------
       Plan assets less than projected benefit obligations........    (2,434)
     Unrecognized net gain from past experience different from
      that assumed and effects of changes in assumptions..........       573
     Unrecognized net assets being recognized over 15 years.......       --
     Additional liability.........................................      (573)
                                                                     -------
       Accrued pension cost.......................................   $(2,434)
                                                                     =======

  The weighted average discount rate used in determining the actual present value of the projected benefit obligation was 7.25%.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 Deferred Compensation

  In addition, certain retired senior executives of the Association participated in a nonqualified supplemental deferred compensation program. Per terms of the Asset Purchase Agreement, the Company has assumed this liability. At December 31, 1997 and 1996, the Company's liability for this program totaled $143,000 and $443,000, respectively.

(12) FUNERAL SERVICE TRUST AGREEMENTS

  The Company sells, on a limited basis, Funeral Service Trust Agreements to consumers (the Trustor). These trust agreements are sold generally on an installment basis and funds derived therefrom earn income subject to certain limitations. Trusts may be terminated at any time with all principal and accumulated net income being distributed to the Trustor. The Trustor may at any time apply the trust amount to the purchase price of funeral services and arrangements and/or to cemetery property, services and commodities furnished by the Company. The amounts relating to these trusts are not included in the accompanying consolidated financial statements; however, administration fees earned by the Company are reflected in the consolidated statements of income.

(13) COMMITMENTS UNDER LEASE AGREEMENTS

  As of December 31, 1997, the future minimum lease obligation pursuant to operating lease agreements is summarized as follows (in thousands):

                                                                       OPERATING
                                                                        LEASES
                                                                       ---------
     Year ending December 31:
       1998...........................................................  $  681
       1999...........................................................     481
       2000...........................................................     379
       2001...........................................................     324
       2002...........................................................     257
       Thereafter.....................................................      31
                                                                        ------
         Total minimum lease obligation...............................  $2,153
                                                                        ======

  Rental expense under operating lease agreements for the year ended December 31, 1997 and period from November 19, 1996 to December 31, 1996 was $719,000 and $25,000, respectively.

(14) PURCHASE COMMITMENTS

  In September 1992, the predecessor cemetery (the Association) and the local County Sanitation District (the District) entered into an agreement (the Agreement) whereby the Association agreed to construct a reclaimed water storage reservoir (the Reservoir) with a capacity of 1.2 million gallons, one-half of which would be made available to the District for its use at a site located adjacent to the cemetery. The cost of the Reservoir, which was completed during 1994, totaled $471,000. The Company is obligated, under this Agreement, as successor to the Association.

  The District has agreed to pay its proportionate share of the capital costs associated with the Company's construction of the Reservoir. The District's share of such costs is based on the proportion of the Reservoir's designed capacity required for the Company to provide reclaimed water storage for the District. Annual payment

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

of such amounts will be equal to 1/20th of the District's share and will reduce the annual payment made by the Company to the District for its share of the reclaimed water transmission system described above.

  The District agreed to construct a reclaimed water transmission system to transport reclaimed water from its existing water reclamation plant to the Company's Reservoir. The reclaimed water transmission system was completed in 1997. The Company has agreed to pay its proportionate share of the capital costs incurred by the District in constructing the reclaimed water transmission system. Such proportionate share will be determined based on the percentage of peak flow design capacity required by the Company to the total peak flow design capacity of the transmission facilities. The Company's proportionate share is to be approximately $1,900,000. The Company's annual payment of such costs is to be equal to 1/20th of its proportionate share of the capital costs.

  The Company and the District have also agreed to reimburse the other for operating and maintenance costs associated with the Reservoir and the reclaimed water transmission system based on criteria outlined in the Agreement.

(15) COMMITMENTS AND OTHER MATTERS

 Transaction with the International Buddhist Progress Society

  During 1994, the predecessor cemetery sold the exclusive interment rights on an undeveloped parcel of land located on the property to the International Buddhist Progress Society (IBPS), an unrelated organization. In exchange for the interment rights, IBPS agreed to pay the predecessor cemetery $1,375,000, of which $160,000 was received as a deposit during 1994. Sales commissions totaled $206,000 in connection with this transaction. It was determined that because, among other matters, an adequate down payment was not received and the interment rights were sold on a parcel of land that was not ready for the purpose for which it was sold, the earnings process was not complete and revenue and expense recognition relating to the transaction should be deferred until such time IBPS has completed a significant portion of the project.

  The remaining unpaid portion of the sales price is to be repaid after construction of the columbarium is completed (estimated for Fall 1998), based on a percentage of niches sales, but in no event later than January 1, 2003. IBPS is currently building a columbarium on the developed parcel and IBPS will sell the niches therein on an at-need and pre-need basis. Pursuant to the agreement with IBPS, the Company will hold title to land improvements and the completed building.

 General

  The Company has employment agreements with certain executive officers, the terms of which expire at various dates. Such agreements provide for minimum salary levels, as well as incentive bonuses which are payable if specified management goals are attained.

(16) CONTINGENCIES

  The Company is involved in certain matters of litigation, none of which, in the judgment of management, will have a material impact on its consolidated financial position or results of operations.

  The State of California Department of Consumer Affairs (DCA) is currently reviewing the funding levels of the endowment care trust fund at A.L. Cemetery, one of the Satellite Properties. The amount of the additional funding, if any, to the above-noted trust has not been determined.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF ROSE HILLS HOLDING CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Management is aware that some of the Satellite Properties may have been contaminated from former or adjacent underground storage tanks. Management believes these environmental contingencies and liabilities to be immaterial individually and in aggregate.

  Management is aware that Rose Hills cemetery may have been contaminated when a portion of the cemetery was used to dispose of waste products prior to 1978. The cost to remediate the waste disposal area is not known; however, under the terms of the asset purchase agreement, the Seller assumed all liability to remediate the property.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Roses, Inc.:

  We have audited the consolidated financial statements of Roses, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roses, Inc. and subsidiaries as of November 18, 1996, and the results of their operations and their cash flows for the period from January 1, 1996 to November 18, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Orange County, California
June 12, 1997

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Roses, Inc.:

  We have audited the accompanying consolidated balance sheet of Roses, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roses, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
October 25, 1996

                          ROSES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 31, 1995 AND NOVEMBER 18, 1996
                             (DOLLARS IN THOUSANDS)

                                                                1995     1996
                                                               -------  -------
                           ASSETS
Cash and marketable securities:
 Cash and cash equivalents...................................  $ 1,269  $   892
 Marketable securities (market value of $142 at December 31,
  1995)......................................................      112      --
                                                               -------  -------
  Total cash and marketable securities.......................    1,381      892
                                                               -------  -------
Receivables:
 Customer accounts receivable, net...........................    1,831    1,686
 Due from Rose Hills Memorial Park Association...............    3,786      248
 Other.......................................................    1,328      114
                                                               -------  -------
  Total receivables..........................................    6,945    2,048
                                                               -------  -------
Other current assets:
 Prepaid expenses, deferred charges and deposits.............      237      239
 Prepaid taxes...............................................      726      --
 Casket and other inventories................................      472      449
 Other.......................................................      207      407
 Deferred tax asset..........................................      --       624
                                                               -------  -------
  Total other current assets.................................    1,642    1,719
                                                               -------  -------
  Total current assets.......................................    9,968    4,659
                                                               -------  -------
Property, plant and equipment, net...........................   13,784   12,791
                                                               -------  -------
Intangible assets:
 Goodwill....................................................    2,732    2,655
 Other.......................................................      121       21
                                                               -------  -------
  Total intangible assets....................................    2,853    2,676
                                                               -------  -------
  Total assets...............................................  $26,605  $20,126
                                                               =======  =======
            LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable and accrued liabilities:
 Accounts payable and accrued expenses.......................  $ 1,815  $   774
 Accrued compensation........................................    1,468    1,238
 Other current liabilities...................................      372      410
 Current portion of Bank senior term loan....................    2,500   15,100
 Current portion of Rose Hills Memorial Park Association--
  computer note..............................................      313      220
 Current portion of Obligation under financing lease.........       91      130
 Current portion of Rose Hills Memorial Park Association--
  promissory note............................................      --       835
                                                               -------  -------
  Total current liabilities..................................    6,559   18,707
Other long-term liabilities:
 Accrued pension cost of supplemental employee retirement
  plan.......................................................    3,528    3,910
 Accrued pension cost of defined benefit plan................    1,452    1,183
 Retirement plan liability...................................      366      --
 Deferred tax liability......................................      260      --
                                                               -------  -------
  Total other long-term liabilities..........................    5,606    5,093
Long-term debt:
 Bank senior term loan.......................................   16,975      --
 Rose Hills Memorial Park Association loans:
 Promissory note.............................................      835      --
 Computer note...............................................      300      --
 Obligation under financing lease............................      250      202
                                                               -------  -------
  Total long-term liabilities................................   23,966    5,295
                                                               -------  -------
Commitments and contingencies................................      --       --
                                                               -------  -------
  Total liabilities..........................................   30,525   24,002
                                                               -------  -------
Shareholders' deficit:
 Common stock--($1 par value, authorized 1,000,000 shares,
  issued 100,000 shares).....................................      100      100
 Accumulated deficit.........................................   (4,020)  (3,976)
                                                               -------  -------
  Total shareholders' deficit................................   (3,920)  (3,876)
                                                               -------  -------
  Total liabilities and shareholders' deficit................  $26,605  $20,126
                                                               =======  =======

          See accompanying notes to consolidated financial statements.

                          ROSES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995
           AND THE PERIOD FROM JANUARY 1, 1996 TO NOVEMBER 18, 1996
                             (DOLLARS IN THOUSANDS)

                                                    1994      1995      1996
                                                  --------  --------  --------
Sales and services:
 Caskets......................................... $  8,693  $  8,757  $  8,014
 Funeral services................................    7,958     8,183     8,224
 Insurance commissions...........................    2,922     2,857     2,337
 Flowers.........................................    1,717     1,796     1,502
 Management fee and other........................      768       841       345
                                                  --------  --------  --------
  Total sales and services.......................   22,058    22,434    20,422
                                                  --------  --------  --------
Cost of sales and services:
 Caskets.........................................    2,699     2,488     2,424
 Funeral services................................    2,548     2,765     2,413
 Flowers.........................................      715       758       664
                                                  --------  --------  --------
  Total cost of sales and services...............    5,962     6,011     5,501
                                                  --------  --------  --------
  Gross profit...................................   16,096    16,423    14,921
                                                  --------  --------  --------
Selling, general and administrative expenses.....   10,719    11,229    12,331
Amortization of purchase related assets..........    1,211       518        87
Settlement of intercompany balances..............      --        --      1,853
                                                  --------  --------  --------
  Income from operations.........................    4,166     4,676       650
                                                  --------  --------  --------
Interest income (expense):
 Interest income.................................       64        39       378
 Interest expense................................   (2,053)   (2,429)   (1,439)
                                                  --------  --------  --------
  Total net interest expense.....................   (1,989)   (2,390)   (1,061)
                                                  --------  --------  --------
  Income (loss) before tax provision.............    2,177     2,286      (411)
Tax provision....................................       34     1,094       545
                                                  --------  --------  --------
  Net income (loss).............................. $  2,143  $  1,192  $   (956)
                                                  ========  ========  ========
Net income (loss) per common share............... $  21.43  $  11.92  $  (9.56)
                                                  ========  ========  ========
  Weighted number of outstanding shares..........  100,000   100,000   100,000
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                          ROSES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995
           AND THE PERIOD FROM JANUARY 1, 1996 TO NOVEMBER 18, 1996.
                             (DOLLARS IN THOUSANDS)

                                                      1994     1995     1996
                                                    --------  -------  -------
Cash flow from operating activities:
  Net income (loss)................................ $  2,143  $ 1,192  $  (956)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of purchase related assets..........    1,211      518       87
  Depreciation.....................................      930    1,075    1,065
   Net loss (gain) on disposal of property, plant
    and equipment..................................        2      --        (1)
  Provision for bad debts..........................      200      100       53
  Provision for deferred income taxes..............      --       260     (883)
Changes in assets and liabilities associated with
 operating activities:
  (Increase) decrease in customer accounts
   receivable......................................     (204)       8       92
  (Increase) decrease in due from Rose Hills
   Memorial Park Association.......................   (1,405)     929    3,537
 (Increase) decrease in other receivables..........     (369)    (183)   1,213
 Increase in other current assets..................     (111)    (600)     660
  Increase in accounts payable and accrued
   expenses........................................      449      522   (2,042)
  Increase (decrease) in other current
   liabilities.....................................    1,486   (1,066)     808
 Other, net........................................      304      119       90
                                                    --------  -------  -------
     Net cash provided by operating activities.....    4,636    2,874    3,723
                                                    --------  -------  -------
Cash flow from investing activities--capital
 expenditures......................................     (681)    (432)     (71)
                                                    --------  -------  -------
Cash flow from financing activities:
  Financing costs..................................     (244)     --       --
 Dividend distributions............................   (9,320)     --       --
 Reduction of long-term debt.......................  (18,372)  (1,924)  (4,776)
 Proceeds from issuance of long-term debt..........   23,000      --       --
 Capital Contribution..............................      --       --     1,000
 Increase (decrease) in other long-term
  liabilities......................................       59     (176)    (253)
                                                    --------  -------  -------
     Net cash used in financing activities.........   (4,877)  (2,100)  (4,029)
                                                    --------  -------  -------
     Net increase (decrease) in cash and cash
      equivalents..................................     (922)     342     (377)
Cash and cash equivalents at beginning of period...    1,849      927    1,269
                                                    --------  -------  -------
Cash and cash equivalents at end of period......... $    927  $ 1,269  $   892
                                                    ========  =======  =======
Supplemental cash flow information:
 Interest paid..................................... $  2,053  $ 2,429  $ 2,544
                                                    ========  =======  =======
 Taxes paid........................................ $     49  $ 1,565  $   565
                                                    ========  =======  =======

          See accompanying notes to consolidated financial statements.

                          ROSES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995
            AND THE PERIOD FROM JANUARY 1, 1996 TO NOVEMBER 18, 1996
                             (DOLLARS IN THOUSANDS)

                                                                      TOTAL
                                               RETAINED EARNINGS/ SHAREHOLDERS'
                              SHARES    COMMON    (ACCUMULATED       EQUITY
                            OUTSTANDING STOCK       DEFICIT)        (DEFICIT)
                            ----------- ------ ------------------ -------------
Balance, December 31,
 1992......................      1000    $  1       $ 1,835          $ 1,836
 Net income................       --      --            809              809
 Distributions to share-
  holders..................       --      --           (679)            (679)
                              -------    ----       -------          -------
Balance, December 31,
 1993......................      1000       1         1,965            1,966
 Net income................       --      --          2,143            2,143
 Distributions to share-
  holders..................       --      --         (2,401)          (2,401)
 Issuance of stock.........    99,000      99           --                99
 Special distribution to
  shareholders.............       --      --         (6,919)          (6,919)
                              -------    ----       -------          -------
Balance, December 31,
 1994......................   100,000     100        (5,212)          (5,112)
 Net income................       --      --          1,192            1,192
                              -------    ----       -------          -------
Balance, December 31,
 1995......................   100,000     100        (4,020)          (3,920)
 Net loss for the period
  from January 1, 1996 to
  November 18, 1996........               --           (956)            (956)
 Capital Contribution......       --      --          1,000            1,000
                              -------    ----       -------          -------
Balance, November 18,
 1996......................   100,000    $100       $(3,976)         $(3,876)
                              =======    ====       =======          =======


          See accompanying notes to consolidated financial statements.

                         ROSES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The December 31, 1995 and November 18, 1996 consolidated financial statements of Roses, Inc. and subsidiaries (collectively "Roses" or the "Company") include the accounts of Roses, Inc., Rose Hills Mortuary, Inc. ("RHMI") and Rose Hills Mortuary, L.P. ("RHMLP"). Effective January 1, 1995 the consolidated financial statements include tax accounts as if Roses, Inc. adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes, on that date. The December 31, 1994 consolidated financial statements of Roses, Inc. and subsidiaries include the accounts of RHMI and RHMLP only, as predecessor companies. Through December 31, 1994, RHMI, the general partner of RHMLP, had elected treatment as an S-Corporation, accordingly RHMI's income, whether distributed or not, was taxed at the shareholder level for income tax purposes. Therefore, the accompanying consolidated financial statements as of December 31, 1994 and 1993 do not include a provision for income taxes. For California franchise tax purposes, S-Corporations were taxed at 2.5% of taxable income through 1993 and 1.5% of taxable income in 1994. Deferred taxes are not provided for these years as the amounts were immaterial.

  The accounting and reporting policies of Roses conform to generally accepted accounting principles ("GAAP") and the prevailing practices within the mortuary industry. All significant inter-company accounts and transactions have been eliminated.

  On September 19, 1996, Roses entered into a purchase agreement (the Purchase Agreement) whereby all shares of the common stock of Roses will be sold to a new company formed by Blackstone Capital Partners II Merchant Banking Fund L.P. and The Loewen Group Inc. (the Buyers) for approximately $75 million (the Acquisition). In addition, in connection with this transaction, selected assets of Rose Hills Memorial Park Association and Workman Mill Investment Company (the Association) are being sold to the Buyers. The sale of Roses was consummated on November 19, 1996.

2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Roses, Inc., a California corporation, was formed in December 1994 and, effective January 1, 1995, became the limited partner of RHMLP, replacing the predecessor limited partner, and parent corporation of RHMI, California corporation, (collectively "Roses" or the "Company"). As part of this restructuring, the predecessor limited partner exchanged its partnership interest in RHMLP for shares of stock in the newly formed Roses, Inc. Additionally, the three shareholders of RHMI, the general partner of RHMLP, all exchanged their share holdings for shares in the newly formed Roses, Inc. As a result of this exchange, Roses, Inc. became both the parent corporation to RHMI and the new limited partner of RHMLP.

  Roses, Inc. has no other business interests or operations other than to manage a 12.5% limited partnership interest in RHMLP and a 100% wholly owned subsidiary RHMI, which as the general partner, has an 87.5% partnership interest in RHMLP.

  RHMLP was formed in 1990 for the purpose of owning and managing the funeral operations and managing the cemetery operations of Rose Hills Memorial Park Association (the "Association").

  RHMLP's business is segmented into five main areas which include professional mortuary services, casket sales, flower shop sales, sales of pre-need funeral insurance products from which commissions are earned, and management services from which fees are earned in accordance with an agreement with the Association.

 Use of Estimates

  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

                         ROSES, INC. AND SUBSIDIARIES
contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  Cash and cash equivalents are comprised of cash and short term certificates of deposit.

 Receivables

  Receivables due from customers for mortuary services and merchandise are generally due at the time services are rendered. However, financing arrangements are available over a period of three to five years. Such financial contracts bear interest at the rate of 12% per annum. An allowance for doubtful accounts has been established to recognize that a portion of these receivables may not be collectible. As of November 18, 1996 and December 31, 1995, the allowance for doubtful accounts was $216,000 and $287,000, respectively.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market.

 Property, Plant and Equipment

  Property, plant and equipment are valued at its fair market value at the acquisition date. Additions subsequent to the acquisition date are recorded at cost.

 Depreciation and Amortization

  Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset, ranging from 5 to 25 years.

  Expenditures for maintenance and repairs are charged to operations as incurred and expenditures for replacements and betterments are capitalized.

 Goodwill

  Goodwill is being amortized using the straight-line method over a 40 year period. As of November 18, 1996 and December 31, 1995, accumulated amortization of goodwill was $536,000 and $459,000, respectively.

 Deferred Financing Costs

  Deferred financing costs relating to the Bank Senior Term Loan entered into in July 1994 and amended in December 1994 (see Note 6) are being amortized over the life of the loan based on the effective interest method. As of November 18, 1996 and December 31, 1995, accumulated amortization of these costs was $231,000 and $142,000, respectively.

 Income Taxes

  Effective January 1, 1995, RHMI became a C-Corporation, which together with its parent, Roses, Inc., also a C-Corporation, became obligated to file consolidated federal and state tax returns. Beginning in 1995, RHMLP makes cash distributions to Roses and RHMI in their respective interests for the payment of federal and state taxes.

                         ROSES, INC. AND SUBSIDIARIES

  During 1993, the IRS began an examination of federal income tax returns filed for the tax year ended 1990 by both RHMI and RHMI's predecessor and its subsidiaries, whose liabilities generally were assumed by RHMI. The IRS also commenced examinations of the Association and its affiliated entities for 1990.

  In December 1994, the Company agreed to certain adjustments proposed by the IRS relating to both RHMLP and RHMLP's predecessor and its subsidiaries for the tax years through December 31, 1992. In connection with this agreement RHMLP paid approximately $294,000, consisting of tax and interest in the approximate amounts of $201,000 and $93,000, respectively. Of the amount paid, approximately $212,000 was allocated to the Association, for its share of the tax adjustments. In June 1995, the Association reached an agreement (the "Closing Agreement") with the IRS relating to its outstanding tax issues. The Closing Agreement required the Association to pay $1.2 million to the IRS. Due to the resolution of the Association's tax issues with the IRS and in accordance with an agreement between the Company and the Association executed in May 1990, the Company incurred an obligation to pay the Association additional consideration for the covenant not to compete in the amount of $1.1 million. The net result of the obligations, arising from these IRS audits to RHMLP was financed by the Association as explained in Note 6.

 Special Distribution

  In December 1994, RHMLP redeemed one-half of the predecessor's limited partner's interest and their priority capital account for $6.9 million. In accordance with the Partnership Agreement, this redemption and distribution to the predecessor limited partner eliminated their priority capital account, the accruing of a guaranteed return and changed the net income allocation to the limited partner from 25% to 12.5% effective January 1, 1995. In addition, the predecessor limited partner exchanged its partnership interest in RHMLP for shares of stock in newly formed Roses, which became the new limited partner on January 1, 1995.

 Fair Value of Financial Instruments

  The fair value of cash and cash equivalents, receivables and payable approximate carrying value because of the short maturity of these instruments.

 Impairment of Long-Lived Assets

  In 1995, Roses adopted SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

 Earnings Per Share

  Earnings per share are computed based on the weighted average number of shares outstanding during each year. The Company has no stock options or warrants outstanding at November 18, 1996. Weighted average shares outstanding at November 18, 1996 are 100,000 shares on a historical basis, weighted average shares outstanding during 1994 are presented on a pro forma basis as if Roses, Inc. were in existence during that year.

                         ROSES, INC. AND SUBSIDIARIES

3. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following:

                                                       DECEMBER 31, NOVEMBER 18,
                                                           1995         1996
                                                       ------------ ------------
                                                                (000'S)
     Land.............................................   $ 3,275      $ 3,275
     Buildings and improvements.......................     9,419        9,463
     Furniture, fixtures and equipment................     2,141        2,048
     Vehicles.........................................       398          406
     Computer software................................     3,375        3,464
     Construction in progress.........................        81           48
                                                         -------      -------
     Total property, plant and equipment..............    18,689       18,704
     Less: accumulated depreciation...................    (4,905)      (5,913)
                                                         -------      -------
     Property, plant and equipment, net...............   $13,784      $12,791
                                                         =======      =======

4. PRE-NEED FUNERAL INSURANCE

  The pre-need funeral insurance policies sold by the Company are whole-life policies sold on a pre-need basis to pay for the cost of funeral services. Commissions earned varies based on a combination of factors, such as the amount of funeral cost coverage sold, the age of the insured and the volume of monthly sales activity. In addition, an annual profit-sharing commission is received based upon the number of policies written. Insurance commissions earned on individual policies, as well as commissions based on monthly volume activity and annual profit-sharing arrangements, are recognized as income when the policies are accepted by the insurance company.

  RHMI, the general partner of RHMLP, holds the license to sell the pre-need insurance as the general agent for RHMLP. However, pursuant to an assignment agreement with RHMLP and RHMI, RHMLP receives the insurance commissions as income for its efforts for managing, operating and employing the personnel involved with the pre-need funeral insurance program.

5. INCOME TAXES

  The provision for income taxes follows:

                                                       DECEMBER 31, NOVEMBER 18,
                                                           1995         1996
                                                       ------------ ------------
                                                                (000'S)
     Federal current..................................    $  653       $1,085
     State current....................................       181          343
                                                          ------       ------
       Total current..................................       834        1,428
                                                          ------       ------
     Federal deferred.................................       190         (665)
     State deferred...................................        70         (218)
                                                          ------       ------
       Total deferred.................................       260         (883)
                                                          ------       ------
       Total income tax expense.......................    $1,094       $  545
                                                          ======       ======

                         ROSES, INC. AND SUBSIDIARIES

  Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

                                                       DECEMBER 31, NOVEMBER 18,
                                                           1995         1996
                                                       ------------ ------------
     Federal tax at statutory rates...................    $  777       $(140)
     Net tax effects of:
       Goodwill amortization..........................        22          28
       State taxes, net of federal benefit............       160          82
       Acquisition costs..............................        45         601
       Other permanent differences....................        90         (26)
                                                          ------       -----
     Actual tax expense...............................    $1,094       $ 545
                                                          ======       =====

  As discussed in Note 1, Roses adopted SFAS No. 109 on January 1, 1995. Under SFAS No. 109, deferred income tax assets or liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. The effect of adopting SFAS No. 109 was not material to the financial position of Roses.

  The components of the net deferred tax balances are as follows:

                                                       DECEMBER 31, NOVEMBER 18,
                                                           1995         1996
                                                       ------------ ------------
                                                                (000'S)
Deferred tax assets:
 Operating reserves...................................   $   231      $   318
 Retirement benefits..................................       197          161
 Supplemental employee retirement plan................       892        1,067
 Amortization.........................................        16            8
 State taxes..........................................        61           68
 Other................................................        84            4
 Settlement of intercompany balances..................       --           611
                                                         -------      -------
  Total deferred tax assets...........................     1,481        2,237
                                                         -------      -------
Deferred tax liabilities:
 Depreciation.........................................      (876)        (738)
 Land.................................................      (809)        (873)
 Other................................................       (56)          (2)
                                                         -------      -------
  Total deferred tax liability........................    (1,741)      (1,613)
                                                         -------      -------
  Net deferred tax asset (liability)..................   $  (260)     $   624
                                                         =======      =======

6. LONG TERM DEBT

  In July 1994, the Company entered into a loan agreement, which provided for a new senior term loan in the amount of $16.5 million, a revolving facility available up to $1 million and an acquisition facility available up to $2.5 million. The proceeds from the senior term loan coupled with cash from operations were used to repay the outstanding balance due under an existing senior term loan with another bank in the amount of $11 million and the outstanding balance due under the Association's subordinated note, which included accrued interest, in the amount of $6.6 million.

                         ROSES, INC. AND SUBSIDIARIES

  In December 1994, the Company negotiated a modification to the existing senior term loan agreement for an additional borrowing of $6.5 million. These proceeds provided the funds to enable RHMLP to redeem one-half of the limited partner interest in RHMLP and make the redemption and distribution payment in the amount of $6.9 million. As a condition of this incremental borrowing, the bank eliminated the availability of the revolving and acquisition facilities previously approved by them in July 1994.

  The maturity date on the loan was June 30, 1997. Interest on the outstanding balance as of November 18, 1996 is calculated at various rates ranging from fixed rates of 7.50% and 7.75% to a maximum variable rate of prime plus .25%. Interest expense on the senior term loan for the period from January 1, 1996 to November 18, 1996 and for the year ended December 31, 1995 was $1,235,000 and $2,000,000, respectively. The senior term loan agreement contains certain financial covenants, the most significant of this is the maintenance of minimum levels of partnership equity, a cash flow coverage ratio and a leverage ratio. At November 18, 1996, the Company was in compliance with all of these covenants.

  In connection with the Purchase Agreement, the senior term loan will be repaid upon consummation of the Acquisition, accordingly the balance of the loan has been reflected as a current obligation of the Company.

  Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the long-term debt approximates its carrying value as of November 18, 1996.

  During 1993, as described in Note 11, the Company executed an unsecured promissory note made payable to the Association for its share of computer software. The promissory note, in the original amount of $1.2 million, matures on June 30, 1997, and interest accrues at the rate of eight percent (8%) per annum. The balance due on this note at November 18, 1996 and December 31, 1995 was $219,000 and $613,000, respectively. An installment payment of $28,000 including principal and interest is made monthly. Interest expense for 1996, 1995 and 1994 with respect to the promissory note was $24,000, $51,000 and $73,000, respectively.

  As referred to in Note 2 and resulting from the settlement and Closing Agreement between the Association and the IRS, the Association agreed to pay $1.2 million to the IRS. Due to previous agreements between the Company and the Association, the Company's net share of the settlement was $835,000. The Association agreed to finance this amount in the form of an unsecured promissory note due November 30, 2000, bearing interest at eight percent (8%) per annum. Only the interest is payable monthly through June 1997. Beginning on July 31, 1997 the Company shall pay monthly installments of $28,000 until the maturity date at which time any remaining interest and principal shall be due and payable.

7. OPERATION AND MANAGEMENT AGREEMENTS

  The businesses of the Company and the Association are complementary. Effective October 1, 1989, and in conjunction with the Acquisition, the Company and the Association entered into an Operation and Management Agreement ("O & M Agreement"), whereby RHMLP manages the Association's cemetery operations for a ten-year term, subject to two additional five-year periods at the option of either the Company or the Association. Under the terms of the O & M Agreement, common costs, including but not limited to general and administrative payroll, advertising, utilities and selling expenses, are allocated between the Company and the Association at agreed upon percentages. In the opinion of Roses management, these allocation percentages are reasonable. Although most of the common costs are paid by the Company, the accompanying Statements of Income reflect the net expenses of the Company. However, the accompanying Balance Sheets include accounts payable and accrued liabilities associated with the common costs and as of November 18, 1996 and December 31, 1995 and 1994 reflect a net receivable from the Association in the amount of $248,000 and $3,800,000, respectively. A

                         ROSES, INC. AND SUBSIDIARIES
portion of the amount due from the Association reflects the Association's share of the common costs payable at year end. General and administrative payroll and other employee benefit expenses such as retirement plan costs, as noted in Note 8, are generally paid by the Company and then allocated and shared between RHMLP and the Association.

  Effective January 1, 1993, RHMI, employed the senior managers of RHMLP. Accordingly, RHMI has adopted the retirement plan, the 401(k) savings plan, and the various other welfare and benefit plans for this group of administrative employees, for whom the accrued benefits are guaranteed by RHMLP. The wages and benefits for these senior managers are charged to RHMLP and a portion then allocated to the Association as they are for all other employees.

  In connection with the Purchase Agreement, described more fully in note 1 and the Settlement Agreement between the Company and the Association, dated November 19, 1996, all intercompany accounts related to operating transactions between the Company and the Association as of November 18, 1996 were to be settled. The Settlement Agreement sets forth a methodology by which such intercompany obligations due and owing among the Company and the Association pursuant to the operation and management agreement are to be settled. As a result, the Company has recorded a charge of approximately $1.9 million in the period ended November 18, 1996 which represents the Company's estimate of the adjustment required to arrive at the actual cash amount to be paid to the Association by the Company pursuant to the Settlement Agreement. The actual amounts paid to the Association may differ from the amounts recorded at November 18, 1996 and such differences would ultimately be the liability of the selling shareholders of the Company. Management of the Company is of the opinion that the amount recorded at November 18, 1996 is sufficient to satisfy the cash amount ultimately due to the Association in settlement of the intercompany accounts.

8. RETIREMENT PLANS

 Defined Benefit Plan

  As a result of the formation of the Company, all employees of the Association became employees of the Company on or before October 1, 1990. Prior to the Acquisition, all employees of the Association were participants in the Retirement Plan for Employees of Rose Hills Memorial Park Association (the "Association Plan"). In conjunction with the Acquisition, however, the Association Plan was terminated in September 1990 and assets sufficient to cover the projected benefit obligations for all currently active participants in the Association Plan were transferred to the Retirement Plan for Employees of Rose Hills Mortuary, L.P. (the "Company Plan"). As more fully explained in
Note 7, the expense of the Company Plan is shared between the Company and the Association. Although the information presented below represents the net pension cost and funded status for the Company Plan, the accompanying Income Statements of the Company reflect RHMLP's expenses only, whereas the Balance Sheets reflect the total Company Plan obligation as well as the receivable attributable to the Company Plan due from the Association.

  Participants are entitled to monthly pension benefits beginning at normal retirement after age 65 equal to the product of the number of years of credited service times a percentage of the employee's highest five-year monthly compensation of the last ten years, computed in accordance with the provisions of the Company Plan. Participants are fully vested after completing five years of service. Employees may elect to receive their pension benefits in the form of a single-life annuity or a qualified joint and contingent annuity.

  Employees with ten or more years of credited service are permitted early retirement at age 55. However, if such participants terminate their employment before completing ten years of service, they forfeit the right to receive early retirement benefits.

                         ROSES, INC. AND SUBSIDIARIES

  Roses has funded or accrued the present value of these benefits. The Company Plan is subject to, and in compliance with, the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). During 1995, the Company Plan received a favorable letter of determination from the IRS.

  The net pension cost included the following components:

                                                     DECEMBER 31,
                                                 -----------------------
                                                 1994    1995     1996
                                                 -----  -------  -------
                                                        (000'S)
   Service cost--benefits earned during the
    period...................................... $ 622  $   647  $   623
   Interest cost on projected benefit
    obligation..................................   662      735      710
   Actual (earnings) loss on company plan
    assets......................................   286   (2,353)  (1,429)
   Net amortization and deferral................  (793)   1,878      701
                                                 -----  -------  -------
     Total net periodic pension cost............ $ 777  $   907  $   605
                                                 =====  =======  =======

  The following table sets forth the Company Plan's funded status and the amounts recognized in the accompanying financial statements:

                                                      DECEMBER 31, NOVEMBER 18,
                                                          1995         1996
                                                      ------------ ------------
   Actual present value of benefit obligations:
    Accumulated benefit obligation, including vested
     benefits of $9,236 for 1996, $8,925 for 1995
     and $7,706 for 1994............................    $ (9,328)    $ (9,554)
                                                        --------     --------
   Projected benefit obligation for services
    rendered to date................................    $(10,660)    $(11,320)
   Plan assets at fair market value, primarily
    listed stocks, bonds and U.S. Government
    obligations.....................................       9,266       10,918
                                                        --------     --------
   Plan assets less than projected benefit
    obligations.....................................      (1,394)        (402)
   Unrecognized net loss from past experience
    different from that assumed and effects of
    changes in assumptions..........................         225         (553)
   Unrecognized net asset being recognized over 15
    years...........................................        (283)        (228)
                                                        --------     --------
     Accrued pension costs..........................    $ (1,452)    $ (1,183)
                                                        ========     ========

  The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.75% and 4.50%, respectively. The expected long-term rate of return on assets was 8.00%.

  As stated in Note 7 above, the common costs are shared between the Association and Roses. The amounts for the Company Plan noted above are for all participants before such costs are allocated between the Association and Roses. However, the accompanying Statements of Income reflect only the net pension plan expenses for Roses share of such expenses. Although the accompanying Balance Sheets reflect the total Plan's assets and liabilities, the total amount of these assets and liabilities is offset by the Association's share of such amounts, including the expense of the Plan, which are included in the net receivable from the Association. The Company's share of the net periodic pension cost was $346,000, $254,000 and $487,000 for the period ended November 18, 1996 and the years ended December 31, 1995 and 1994, respectively. The Company's share of the accumulated benefit obligation was $5.4 million and $4.4 million for the period ended November 18, 1996 and the year ended December 31, 1995, respectively and its share of the projected benefit obligation was $6.5 million, $5.0 million

                         ROSES, INC. AND SUBSIDIARIES
and $4.4 million for the period ended November 18, 1996 and the years ended December 31, 1995 and 1994, respectively.

  The balance between the amounts disclosed above in the tables and the amounts noted in the foregoing two sentences represent the amounts allocated to the Association and included along with prior years' corresponding amounts, in the net receivable due from the Association.

 Defined Contribution Plan

  The Company also has a defined contribution plan, which has been qualified under section 401(k) of the Internal Revenue Service Code (the "Savings Plan"). During 1995 RHMLP received a favorable letter of determination from the Internal Revenue Service regarding the Savings Plan. The Savings Plan permits participation by all employees of the Company who have completed six months of continuous service, subject also to their entry into the Savings Plan on enrollment dates of January 1 or July 1 of each year. Participants may defer up to 15% of their compensation (subject to certain limitations). In addition to the amount of compensation deferred by participants, the Company matches up to a maximum of $2,000 per year per participant. During 1996, 1995 and 1994, the Company's contribution to this Savings Plan on behalf of the participants amounted to $294,000 $270,000 and $292,000, respectively. Of these amounts $112,000, $98,000 and $105,000 reflected the amount expensed by the Company for its share of the total contributions in 1996, 1995 and 1994, respectively, and the balance of the expense was borne by the Association.

 Supplemental Employee Retirement Plan

  At the time of the Acquisition, the three senior officers executed employment agreements, which obligated the Company to provide these three employees with a supplemental employee retirement plan ("SERP"). This non-qualified supplemental pension plan covering certain employees provides for incremental pension payments from the Company's funds so that the total pension payments would more realistically approximate amounts that would have been payable from the Company's principal pension plans if it were not for limitations imposed by income tax regulations. The annual lifetime benefit is based upon a percentage of salary during the final five years of employment, offset by several other sources of income, up to age 62 at which time the benefit becomes payable to the participant. The expenses of the SERP are allocated between Roses and the Association as discussed in Note 7.

  The SERP net pension cost included the following components:

                                                                  DECEMBER 31,
                                                                 --------------
                                                                 1994 1995 1996
                                                                 ---- ---- ----
                                                                    (000'S)
Service cost-benefits earned during the period.................. $234 $248 $ --
Interest cost on projected benefit obligation...................  234  266  312
Net amortization and deferral...................................   62   62   70
                                                                 ---- ---- ----
Total net periodic pension cost.................................  530  576  382
Less: Association's share of net periodic pension cost..........  196  213  141
                                                                 ---- ---- ----
  Roses share of net periodic pension cost...................... $334 $363 $241
                                                                 ==== ==== ====

                         ROSES, INC. AND SUBSIDIARIES

  The following table sets forth the SERP funded status and the amounts recognized in the accompanying financial statements:

                                                      DECEMBER 31, NOVEMBER 18,
                                                          1995         1996
                                                      ------------ ------------
                                                               (000'S)
Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested
  benefits of $2,920 for 1995 and $2,166 for 1994....   $(2,920)     $(2,978)
                                                        -------      -------
 Projected benefit obligation for services rendered
  to date............................................   $(4,703)     $(4,775)
 Plan assets at fair market value....................       --           --
                                                        -------      -------
 Plan assets less than projected benefit
  obligations........................................    (4,703)      (4,775)
Unrecognized net (gain) loss from past experience
 different from that assumed and effects of changes
 in assumptions......................................       411          (46)
 Unrecognized prior service cost.....................       --           201
 Unrecognized net asset being amortized over 15
  years..............................................       764          710
                                                        -------      -------
Accrued pension costs................................    (3,528)      (3,910)
Less: Association's share of accrued pension cost....     1,305        1,447
                                                        -------      -------
  Roses share of accrued pension cost................   $(2,223)     $(2,463)
                                                        =======      =======

  The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 4.00%, at December 31, 1995 and 7.75% and 4.0% at November 18, 1996 respectively. The expected long term rate of return on assets was 8.00%.

  To fund the SERP obligations the Company has procured whole life insurance policies. The Company is the owner and beneficiary of these policies with an aggregate face amount of $7 million. The insurance premiums, like other common costs, are allocated between the Company and the Association and are charged to expense, net of the annual increase in the cash surrender value of the policies. The net premiums expensed by the Company for 1996, 1995 and 1994 amounted to $136,000, $75,000 and $68,000, respectively. The cash surrender value of the Company's share of the policies is reflected in the Balance Sheets under Other Current Assets and amounted to $420,000, $207,000 as of November 18, 1996 and December 31, 1995, respectively. The Association's share of the premiums and cash surrender value of the policies is reflected in the net receivable due from the Association.

9. FUNERAL SERVICE TRUST AGREEMENTS

  The Company sells, on a limited basis, Funeral Service Trust Agreements. These trust agreements are sold generally on an installment basis and funds derived therefrom earn income subject to certain limitations. Trusts may be terminated at any time with all principal and accumulated net income being distributed to the Trustor. Trustors may at any time apply the trust amount to the purchase price of funeral services and arrangements furnished by the Company and/or to cemetery property, services and commodities provided by the Association. The amounts relating to these trusts are not included in the accompanying financial statements, however, administration fees earned by the Company are reflected in the Statements of Income.

10. COMMITMENTS UNDER LEASE AGREEMENTS

  The Company and the Association jointly operate computer hardware and software, which are used in the operation of their businesses. The understanding of this joint ownership is captured in a separate agreement, which was executed at the time of the Acquisition. Under this separate agreement, the Company agreed to

                         ROSES, INC. AND SUBSIDIARIES
assume 32% of the liability for both the computer hardware and software. The computer hardware is leased under a capital lease, which was amended in 1994 and now extends to April 1999. The computer software was leased under a financing lease until April 1993 at which time the Association paid off the remaining balance. The Association and the Company then executed a promissory note for the Company's remaining share of the software financing lease, as described in Note 6. Roses interest in the assets relating to these agreements is included in property, plant and equipment and the related liability for the hardware is reflected as obligations under financing leases.

  As of November 18, 1996, the future minimum lease obligation pursuant to the joint and several operating lease agreement is summarized as follows:

                                                              COMPUTER HARDWARE
                                                               OPERATING LEASE
                                                              -----------------
                                                                   (000'S)
     Period from November 19, 1996 to December 31,
      1996...................................................        $ 28
     Year ending December 31, 1997...........................         102
      1998...................................................         159
      1999...................................................          61
      2000...................................................          22
                                                                     ----
     Total minimum lease obligations.........................         372
     Less: interest..........................................          40
                                                                     ----
         Total present value of lease obligations............        $332
                                                                     ====

11. COMMITMENTS AND CONTINGENCIES

  Roses is involved in certain matters of litigation, none of which, in the judgment of management, will have a material impact on its financial position or results of operations.

  During 1995, Roses along with the Association settled all outstanding tax issues that had arisen in connection with audits conducted by the IRS of RHMLP, its predecessor and the predecessor's subsidiary companies, the Association and its affiliated entities for the tax year ended 1990. Roses maintains a reserve for future taxes and interest that may arise in relation to the Acquisition of RHMLP in May 1990. In the opinion of management, this reserve is adequate to cover any future tax liability related to the Acquisition.

  Subsequent to the issuance of RHMLP's 1995 financial statements it was determined that the actuarial report for the SERP used incorrect amounts for the service period, salary rates of the senior officers and discount rate. A corrected actuarial report was obtained from the actuary and these calculations are reflected in Note 8. The effect of these corrections results in an overall increase in the Accumulated Benefit Obligation ("ABO") from $3.7 million to $4.7 million at December 31, 1995 and an increase in pension cost from approximately $800,000 to $3,500,000 over the period of May 1990 through December 31, 1995. Accordingly, these increases are shared between Roses and the Association as defined in the O&M Agreement. To date, the Association has not disputed the existence and related liability for their share of the plan obligation and costs. Management of Roses has asserted that the revised actuarial calculations are appropriate and the allocations to the Association are in accordance with the O&M Agreement. If the Association was to dispute the existence of the SERP, the Company would be fully liable for the benefit obligation and related plan costs, the effect of which would increase liabilities of Roses by approximately $3.2 million and increase plan costs to Roses of approximately $2.3 million since SERP's inception in May 1990.

                         INDEPENDENT AUDITORS' REPORT

The Board of Trustees
Rose Hills Memorial Park Association:

  We have audited the combined financial statements of Rose Hills Memorial Park Association and Workman Mill Investment Company as listed in the accompanying index. In connection with our audits of the combined financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These combined financial statements and financial statement schedule are the responsibility of the Association's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  The accompanying combined financial statements were prepared to present the combined assets and liabilities and related operations of Rose Hills Memorial Park Association and Workman Mill Investment Company that are to be sold and assumed, respectively, pursuant to the purchase agreement described in note 1, and are not intended to be a complete presentation of the consolidated financial statements of Rose Hills Memorial Park Association and its wholly owned subsidiary, Murrieta Hills Holding Company, or its subsidiaries, Murietta Hills, Inc. and Workman Mill Investment Company.

  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Rose Hills Memorial Park Association and Workman Mill Investment Company as of December 31, 1995 and November 18, 1996 and the changes in their net assets and their cash flows for the years ended December 31, 1994 and 1995, and for the period from January 1, 1996 to November 18, 1996, pursuant to the purchase agreement described in note 1, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
May 9, 1997

                    ROSE HILLS MEMORIAL PARK ASSOCIATION AND
                        WORKMAN MILL INVESTMENT COMPANY

                   COMBINED STATEMENTS OF FINANCIAL POSITION

                    DECEMBER 31, 1995 AND NOVEMBER 18, 1996
                             (DOLLARS IN THOUSANDS)

                                                                1995     1996
                                                               -------  -------
                            ASSETS
Cash and cash equivalents..................................... $   488  $   731
Receivables:
 Customer accounts receivable, net............................   5,266    6,149
 Due from Endowment Care Fund.................................     280      539
 Notes receivable from Rose Hills Company.....................     311    1,055
 Other receivables............................................     129       46
                                                               -------  -------
    Total current receivables.................................   5,986    7,789
                                                               -------  -------
Inventories:
 Cemetery property............................................   5,439    4,904
 Interment funeral and other inventories......................      72      165
                                                               -------  -------
    Total inventories.........................................   5,511    5,069
                                                               -------  -------
Due from Rose Hills Company...................................     859    1,038
                                                               -------  -------
    Total current assets......................................  12,844   14,627
                                                               -------  -------
Other assets:
 Notes receivable from Rose Hills Company:
  Unsecured note..............................................     835      --
  Computer note...............................................     192      --
 Customer accounts receivable, net............................   4,138    3,655
 Prepaid expenses and other assets............................     501       42
                                                               -------  -------
    Total other assests.......................................   5,666    3,697
                                                               -------  -------
Property, plant and equipment, net............................  32,020   39,491
                                                               -------  -------
    Total assets.............................................. $50,530  $57,815
                                                               =======  =======
                  LIABILITIES AND NET ASSETS
Accounts payable.............................................. $   518  $   372
Accrued expenses..............................................     964    1,116
Due to Endowment Care Fund....................................      63       31
Other current liabilities.....................................   1,011    1,002
                                                               -------  -------
    Total current liabilities.................................   2,556    2,521
Retirement plan and other liabilities.........................   3,368    3,514
Obligations under capital leases, net.........................     782      766
Pre-need funeral service debentures:
 Issued and outstanding.......................................   1,180    1,019
 Less amounts on deposit with Trustee.........................  (1,180)  (1,019)
                                                               -------  -------
    Net pre-need funeral service debentures...................     --       --
                                                               -------  -------
    Total liabilities.........................................   6,706    6,801
                                                               -------  -------
Commitment and contingencies..................................     --       --
Net assets....................................................  43,824   51,014
                                                               -------  -------
     Total liabilities and net assets......................... $50,530  $57,815
                                                               =======  =======

            See accompanying notes to combined financial statements.

                    ROSE HILLS MEMORIAL PARK ASSOCIATION AND
                        WORKMAN MILL INVESTMENT COMPANY

                       COMBINED STATEMENTS OF ACTIVITIES

                     YEARS ENDED DECEMBER 31, 1994 AND 1995
            AND THE PERIOD FROM JANUARY 1, 1996 TO NOVEMBER 18, 1996
                             (DOLLARS IN THOUSANDS)

                                                       1994     1995     1996
                                                      -------  -------  -------
Sales and services:
 Cemetery property, net of cancellations............  $10,984  $13,042  $10,929
 Other cemetery sales and services..................    8,756    9,104    8,299
                                                      -------  -------  -------
  Total sales and services..........................   19,740   22,146   19,228
                                                      -------  -------  -------
Cost of sales and services:
 Cemetery property..................................      805      749      658
 Other cemetery sales and services..................    3,997    3,609    3,257
                                                      -------  -------  -------
  Total cost of sales and services..................    4,802    4,358    3,915
                                                      -------  -------  -------
  Gross profit......................................   14,938   17,788   15,313
                                                      -------  -------  -------
Other revenue:
 Endowment Care Fund income.........................    1,439    1,451    1,833
 Finance income.....................................    1,167    1,169      934
                                                      -------  -------  -------
  Total other revenue...............................    2,606    2,620    2,767
                                                       17,544   20,408   18,080
Selling, general and administrative expenses
 (including retirement plan curtailment loss of $421
 in 1996)...........................................   18,595   18,342   15,998
                                                      -------  -------  -------
 Operating income (loss)............................   (1,051)   2,066    2,082
Other income (expense):
 Covenant not to compete............................    1,955      266      --
 Income tax expense resulting from IRS settlements..   (1,226)     --       --
 Interest expense...................................     (155)    (201)     (93)
 Other income, net..................................      671      113       97
                                                      -------  -------  -------
  Net income........................................  $   194  $ 2,244  $ 2,086
                                                      =======  =======  =======

            See accompanying notes to combined financial statements.

                    ROSE HILLS MEMORIAL PARK ASSOCIATION AND
                        WORKMAN MILL INVESTMENT COMPANY

                  COMBINED STATEMENTS OF CHANGES IN NET ASSETS

                     YEARS ENDED DECEMBER 31, 1994 AND 1995
         AND THE PERIOD FROM JANUARY 1, 1996 THROUGH NOVEMBER 18, 1996
                             (DOLLARS IN THOUSANDS)

                                                       1994     1995    1996
                                                      -------  ------- -------
Net assets at beginning of year (period)............. $38,844  $36,571 $43,824
Net income...........................................     194    2,244   2,086
Adjustments for exclusion of certain cash and cash
 equivalents pursuant to the Asset Purchase
 Agreement...........................................  (2,467)   5,009  (1,192)
Distributions received from Endowment Care Fund for
 capital expenditures................................     --       --    6,296
                                                      -------  ------- -------
Net assets at end of year (period)................... $36,571  $43,824 $51,014
                                                      =======  ======= =======



            See accompanying notes to combined financial statements.

                   ROSE HILLS MEMORIAL PARK ASSOCIATION AND
                        WORKMAN MILL INVESTMENT COMPANY

                       COMBINED STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 1994 AND 1995
           AND THE PERIOD FROM JANUARY 1, 1996 TO NOVEMBER 18, 1996
                            (DOLLARS IN THOUSANDS)

                                                      1994     1995     1996
                                                     -------  -------  -------
Cash flows from operating activities:
 Net income......................................... $   194  $ 2,244  $ 2,086
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.....................   1,676    1,668    1,494
   Net gain on sale of property, plant and
    equipment.......................................     --       (18)     --
  Provision for sales cancellations.................   2,122    1,647      852
  Provision for bad debts...........................     120       60       53
  Covenant not to compete...........................  (1,955)    (266)     --
  Changes in operating assets and liabilities:
   Customer accounts receivable.....................  (1,619)  (1,851)  (1,306)
   Other receivables................................     (22)     (14)      84
   Due from Endowment Care Fund, net................    (537)    (114)    (291)
   Inventories......................................    (825)  (2,535)     331
   Prepaid expenses and other assets................    (385)     397      460
   Interest receivable on note from Rose Hills
    Company.........................................    (537)     --       --
   Accounts payable, accrued expenses and other
    liabilities.....................................   3,730   (1,727)       6
   Due from Rose Hills Company......................    (241)    (284)    (179)
   Retirement plan liabilities......................    (686)     100      145
                                                     -------  -------  -------
     Net cash provided by (used in) operating
      activities....................................   1,035     (693)   3,735
Cash flows from investing activities:
 Purchases of property, plant and equipment.........  (4,833)  (4,240)  (8,872)
 Proceeds from dispositions of property, plant and
  equipment.........................................     152       99       18
 Distributions received from Endowment Care Fund for
  capital expenditures..............................     --       --     6,296
                                                     -------  -------  -------
     Net cash used in investing activities..........  (4,681)  (4,141)  (2,558)
                                                     -------  -------  -------
Cash flows from financing activities:
 Payments received on notes receivable from Rose
  Hills Company.....................................   6,949      265      284
 Issuance of unsecured note to Rose Hills Company...    (835)     --       --
 Increase (decrease) in obligations under capital
  leases, net.......................................      59     (318)     (26)
                                                     -------  -------  -------
     Net cash provided by (used in) financing
      activities....................................   6,173      (53)     258
                                                     -------  -------  -------
     Increase (decrease) in cash and cash
      equivalents...................................   2,527   (4,887)   1,435
Adjustments for exclusion of certain cash and cash
 equivalents pursuant to the Asset Purchase
 Agreement discussed in note 1......................  (2,467)   5,009   (1,192)
Cash and cash equivalents at beginning of year
 (period)...........................................     306      366      488
                                                     -------  -------  -------
Cash and cash equivalents at end of year (period)... $   366  $   488  $   731
                                                     -------  -------  -------
     Cash paid during the year (period) for
      interest...................................... $   163  $   202  $    97
                                                     -------  -------  -------
Non-cash investing activities:
 Purchases of software financed by capital leases... $   349  $   --   $   256
                                                     =======  =======  =======

            See accompanying notes to combined financial statements.

                     ROSE HILLS MEMORIAL PARK ASSOCIATION
                      AND WORKMAN MILL INVESTMENT COMPANY

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                 DECEMBER 31, 1994, 1995 AND NOVEMBER 18, 1996

1. ORGANIZATION AND BASIS OF PRESENTATION

  Rose Hills Memorial Park Association (the Association) is a California nonprofit mutual benefit corporation which is exempt from Federal and state income taxes. The Association owns property located in Los Angeles County, near Whittier, California which it develops as cemetery plots and in which it sells rights to inter remains to the surrounding community. The operations of the Association are managed on a day-to-day basis by Rose Hills Mortuary, L.P. (Rose Hills Company or the Company) pursuant to a Management Agreement as discussed in note 8.

  The Association has a wholly owned subsidiary, Murrieta Hills Holdings, Inc. (Holdings), which owns Murrieta Hills, Inc. (Hills) and Workman Mill Investment Company (Workman Mill). All three companies have been organized under the laws of the state of California. Holdings and Hills were formed for the purpose of holding the investment in and managing the entitlement and future development of approximately 1,000 acres of real property located in Riverside County, California. Workman Mill was formed for the purpose of holding water rights and the operation of water distribution systems used primarily by the Association in its cemetery operations.

 Sale of Cemetery Business

  On September 19, 1996, the Association entered into an Asset Purchase Agreement (the Agreement) with an unrelated buyer to sell certain assets which it uses in the conduct of the Association's business of managing, operating, developing and selling of cemetery plots and related services and the seller also agreed to assume certain liabilities related to the cemetery business. The purchase price for the assets and operations of the business was $166.3 million and liabilities assumed were $6.8 million, and the closing of the transaction occurred November 19, 1996. Settlement of the accounts with Rose Hills Company was not included in the purchase price. In addition, the Association entered into a settlement agreement (Settlement Agreement) with the Company on November 19, 1996, and it is anticipated that there will be certain closing and other adjustments as a result of the Settlement Agreement (see notes 3 and 8). Based on current information, it is anticipated that such adjustments that are not recorded in the accompanying combined financial statements will result in a gain to the Association. The assets and operations of the Association that were not sold and the liabilities that were not assumed in this transaction have remained with the Association and together with the proceeds of the sale of the Cemetery business will be used to fund the operations of a charitable foundation which was formed during November, 1996.

 Basis of Presentation

  The accompanying combined financial statements were prepared to present the combined assets and liabilities and related operations of Rose Hills Memorial Park Association and Workman Mill Investment Company (collectively referred to herein as the Association) that are to be sold and assumed, respectively, pursuant to the Agreement. Certain assets of the Association which are not used in the conduct of the Association's business, such as cash, investments, undeveloped property, all assets of Holdings and Hills, with the exception of certain of Workman Mill's assets, and other such assets not being sold, have been excluded from the assets presented in the accompanying combined financial statements. Similarly, pursuant to the Agreement, liabilities of the Association arising out of assets that are not being sold and other liabilities related to completion of certain of the Association's construction projects, as more fully described in note 13, have been excluded from the accompanying combined financial statements. Revenue and expense items that relate to any of the Association's assets or liabilities that have been excluded from sale or assumption have likewise been excluded from the accompanying combined financial statements. As further discussed in note 4, the accounts of

   ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY the Endowment Care Fund are not included in the accompanying combined financial statements. All significant intercompany accounts and transactions among and between the Association and Workman Mill have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Revenue Recognition

  Revenue related to cemetery interment rights is recognized when the contract is signed by the customer and a minimum deposit is received, with concurrent recognition of all related costs. Allowances for anticipated customer cancellations are provided for at the date of sale at estimated amounts based on historical trends. A portion of the proceeds from the sale of interment rights is required by state law to be paid into the Endowment Care Fund to provide for the perpetual care of the Association properties. Cemetery revenue is recorded net of these amounts. Revenue from the sale of cemetery goods and services is recognized at the time of interment.

 Cash and Cash Equivalents

  Cash and cash equivalents consist of highly liquid investments with maturities of 3 months or less. Certain amounts of cash are on deposit in trust for the purpose of servicing preneed funeral obligations, and are therefore restricted for such use.

 Receivables

  Receivables resulting principally from pre-need sales of cemetery property are generally due in monthly installments over periods of one to seven years and bear interest at the rate of 9.6% per annum. An allowance for sales cancellations has been established to recognize that cemetery property sold in advance of need, for which a minimum down payment is received, may be subsequently canceled. Accordingly, as of December 31, 1995 and November 18, 1996, the allowance for sales cancellations totaled $1,480,000 and $1,130,000, respectively. A provision of $2,122,000, $1,647,000 and $852,000 was charged to cemetery sales to provide for estimated future cancellations for the years ended December 31, 1994, and 1995 and the period from January 1, 1996 to November 18, 1996, respectively. An allowance for doubtful accounts has been established to recognize that a portion of receivables arising from preneed cemetery property sales and sales of cemetery goods and services may not ultimately be collectible. As of December 31, 1995 and November 18, 1996, the allowance for doubtful accounts totaled $312,000 and $370,000 respectively.

 Inventories

  Cemetery property is stated at average cost and consists of historical land cost plus all charges incurred in readying the property for its intended use. Interment, funeral and other inventories are stated at the lower of actual cost (determined on a first-in, first-out basis) or market value.

 Property, Plant and Equipment

  Property is recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 30 years for buildings, improvements and water systems, 5 to 12 years for furniture, fixtures, equipment, and assets under capital lease (not to exceed the lease term) for computer hardware and software. Expenditures for maintenance and repairs are charged to operations as incurred and expenditures for replacements and improvements are capitalized.

   ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY

 Use of Estimates

  Management of the Association has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these combined financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

 Impairment of Long-Lived Assets

  The Association adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Association's financial position, results of operations, or liquidity.

 Reclassifications

  Certain 1995 and 1994 amounts have been reclassified to conform with classifications used in 1996.

3. NOTES RECEIVABLE

  In May 1990, the Association sold its wholly owned mortuary subsidiary company to the Company (see note 8). Of the total original consideration, $4,000,000 related to a Covenant Not to Compete (Covenant). The Covenant was increased to $5,155,000 during 1994 in connection with the IRS settlement discussed in note 11. The original amount received relating to the Covenant was recognized as income on a straight-line basis over its five-year term. Income related to the Covenant recognized for the years ended December 31, 1994 and 1995 totaled $1,955,000 and $266,000, respectively.

  As payment for the sale of the Mortuary, the Association received primarily cash and assumed a secured but subordinated note receivable amounting to $8,000,000 from the Company. In July 1994, the Company paid off its note receivable to the Association in the amount of $6,670,000 which constituted the balance due, including accrued but unpaid interest.

  As described further in note 7, during 1993, the Association paid off a financing lease relating to computer software used in operations. Due to its cost-sharing arrangement with the Company, the Association received a promissory note from the Company for its share of the financing lease. This promissory note in the original amount of $1,200,000 matures on June 30, 1997 and interest accrues at the rate of 8% per annum. The outstanding principal on this note at December 31, 1995 and November 18, 1996 totaled $503,000 and $220,000, respectively. An installment payment of $28,000 including principal and interest is due monthly.

  As described further in note 11, in June 1995, the Association and the Company settled their outstanding affairs with the Internal Revenue Service and the Association received a promissory note from the Company for the Company's additional consideration for the Covenant reduced by $320,000 tax settlement paid for by the Company on behalf of the Association. This promissory note in the original amount of $835,000 matures on

   ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY

November 30, 2000 and interest accrues at the rate of 8% per annum. Interest is payable monthly until July 1997, at which time monthly principal and interest payments of $28,000 begin.

  Concurrent with the sale of the Cemetery business, these notes receivable were paid in full by the Company on November 19, 1996.

4. ENDOWMENT CARE FUND

  The Association, pursuant to state law, has placed the cemetery under endowment care. Therefore, when cemetery property is sold by the Association, an endowment care charge is made for which a minimum amount is statutory. Charges are payable to the Endowment Care Fund (the Fund), a separate 501(c)(13) organization, when the total sales contract amount has been collected. Since a substantial portion of pre-need cemetery property sales is made on an installment basis, many of the charges are not due currently. Generally, the installment receivables, including late charges, are collectible within one to seven years. As of December 31, 1995 and November 18, 1996, amounts owed to the Fund but not yet due or collected from customers amounted to $1,778,000 and $1,824,000, respectively. The Fund's assets are invested under the direction of the Board of Trustees of the Association, who also serve as Trustees of the Fund. The change in net assets of the Fund, net of amounts permitted to be withheld under state law, is paid by the Fund to the Association and is used for the care, maintenance and embellishment of the cemetery. As allowable by state law, a portion of the undistributed capital gains of the Fund have been reserved and are available to the Association at the discretion of the Trustees to fund certain capital expenditures. During 1996, distributions of net capital gains totalling $6,296,000 have been recorded as an increase to net assets in the accompanying combined statements of financial position. The amounts earned by the Fund and transferred to the Association are reported in the combined statements of activities and amounted to $1,439,000, $1,451,000 and $1,833,000 for the years ended December 31, 1994 and 1995 and the period from January 1, 1996 through November 18, 1996, respectively.

  Total assets of the Fund are $54,948,000 and $58,239,000 at December 31, 1995 and November 18, 1996, respectively, and consist primarily of cash and investments carried at cost. Total liabilities of the Fund are $180,000 and $538,000 at December 31, 1995 and November 18, 1996, respectively, and consist of amounts payable to the Association. Total net assets of $54,768,000 and $57,701,000, at December 31, 1995 and November 18, 1996, respectively, resulted primarily from Fund deposits received or receivable from customers and capital gains (net of transfers to reserves) earned by the Fund.

  The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations.' This standard requires that investments in equity securities with readily determinable fair value and all investments in debt securities be measured at fair value in the statements of financial position. This statement is effective for the year ended December 31, 1996, but earlier application is permitted. If the Fund had implemented this standard during 1996 assets and net assets as of January 1, 1996 would have increased by $5,344,000, and would not be materially different as of November 18, 1996.

  The American Institute of Certified Public Accountants issued Statement of Position 94-3, "Reporting of Related Entities by Not-for-Profit Organizations,' which is effective for fiscal years beginning after December 15, 1994. This statement requires consolidation of affiliated organizations when the not-for-profit reporting entity has both control of such organization and an economic interest therein. Since the Fund and the Association meet these criteria, it would be required that the activities and financial position of the Fund be included in the consolidated financial statements of Rose Hills Memorial Park Association and its wholly owned subsidiary. However, in connection with the sale of certain assets and operations of the Association, discussed in note 1,

   ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY management considers these special purpose combined financial statements to be that of a commercial enterprise. In accordance with commercial cemetery industry practice and given that the accompanying combined financial statements have been prepared in connection with the sale of certain assets, as discussed in note 1, such combined financial statements are not intended to present a complete presentation of the combined financial position or changes in net assets of the Association as a not-for-profit organization, and accordingly, management has not consolidated the Endowment Care Fund with the accompanying combined financial statements.

5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following at (dollars in thousands):

                                                     DECEMBER 31, NOVEMBER 18,
                                                         1995         1996
                                                     ------------ ------------
   Land and improvements............................   $  7,520     $  7,520
   Buildings and improvements.......................     11,857       12,645
   Furniture, fixtures and equipment................      4,292        4,349
   Vehicles.........................................      1,269        1,261
   Water systems....................................      1,935        1,938
   Streets, roads and parking lots..................      2,178        2,192
   Computers and software...........................      5,212        5,242
   Construction in progress.........................      8,727       16,713
   Other............................................      3,183        3,201
   Assets under capital leases (computer hardware
    and software)...................................      1,451        1,624
                                                       --------     --------
     Total property, plant and equipment............     47,624       56,685
   Less accumulated depreciation, including
    accumulated amortization of assets under leases
    of $896 and $1,095 respectively.................    (15,604)     (17,194)
                                                       --------     --------
   Property, plant and equipment, net...............   $ 32,020     $ 39,491
                                                       ========     ========

  Construction-in-progress encompasses various projects not yet completed, including land and related development costs for cemetery property being developed for inventory. See further discussion at note 13.

6. PRE-NEED FUNERAL SERVICE DEBENTURES

  From 1960 to 1975, the Association sold pre-need funeral service debentures at face amounts under subscription agreements which provided for the collection of the amount on an installment basis. Debentures were issued in denominations of $125 each when installments of the amount were collected. As of December 31, 1995 and November 18, 1996 the debentures subscribed pursuant to the subscription agreements amounted to less than $10,000. The Association may redeem the debentures at any time prior to maturity at the face amount or the holders thereof may at any time apply the debentures to the purchase price of funeral services and arrangements furnished by the Association or the Company.

  Additionally, the subscription agreements may be canceled at any time by either the Association or the subscriber. Interest on the debentures is calculated at the rate of 3% per annum, is payable semiannually and continues to accrue on debentures not presented for payment on their maturity date.

  Under the indenture and supplemental indentures, as amended, the Association is required to make payments to a trustee of the fund to be used for the retirement of the debentures at maturity or upon their application to the purchase price of funeral services. Initial funding payments in amounts equal to 25% of the

   ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY face amount of debentures being issued were required at the time of issuance. Approximately $231,000 and $474,000 of cash in excess of amounts required to service the principal amount of such debentures is reflected in the accompanying combined statements of financial position as cash and cash equivalents as of December 31, 1995 and November 18, 1996, respectively.

  In addition, the Funeral Service Trust (FST) was established in 1978 by certain cemetery and/or mortuary companies that had sold pre-need funeral service debentures to California residents. FST was formed by these companies to provide a means by which the purchasers of the debentures be compensated toward payment for funeral expenses if the entity issuing their debentures is unable by reason of insolvency to perform such services at the time of need. The Association's proportionate share of the funds in FST, which are reflected as cash and cash equivalents in the accompanying statements of financial position, amount to $257,000 at December 31, 1995 and November 18, 1996 and are restricted from use until such time as substantially all of the debentures are paid, retired or used for payment of funeral-related costs.

  The issued and outstanding debentures at November 18, 1996 mature as follows (dollars in thousands):

         DATE                                                            AMOUNT
         ----                                                            ------
     Prior to February 1, 1996.......................................... $  623
     February 1, 1997...................................................    112
     February 1, 1998...................................................     82
     February 1, 1999...................................................    106
     February 1, 2000...................................................     96
                                                                         ------
       Total............................................................ $1,019
                                                                         ======

7. LEASE AGREEMENTS

  During 1990, the Association initiated a plan to modernize its computer equipment, convert old software programs and automate systems that were previously handled manually. As a result of this plan, several customized computer software developmental projects were completed. The Association and the Company jointly made arrangements with a lessor for the financing of these software developmental projects and for computer hardware equipment over seven-year terms. The Association's interest in the assets relating to these lease agreements is included in property, plant and equipment (see note 5) and the related liability is reflected in the combined statements of financial position as obligations under capital leases.

  In April 1993, the Association paid off the remaining balance of the financing lease relating to the computer software. The Association and the Company then executed a promissory note for the Company's remaining share of the software financing lease, as described in note 3.

  Under a separate agreement executed at the time of the 1990 sale of the mortuary operations, the Company agreed to assume the liability for 32% of the commitments under these leases. Under terms of the agreement, the Company and the Association will jointly own the software at the termination of the lease. With respect to the computer hardware equipment, the companies have the option at the end of the equipment lease to purchase or release the same equipment or terminate the lease. The Association has included its 68% share of the software costs and computer hardware equipment costs in property, plant and equipment. The Company's share of all related lease commitments including reimbursements of interest as of December 31, 1995 and November 18, 1996 is $859,000 and $1,038,000, respectively and is included in "Due from Rose Hills Company' in the accompanying combined statements of financial position.

   ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY

  As of November 18, 1996, the future minimum lease obligation pursuant to the joint and several capital lease agreement is summarized as follows (dollars in thousands):

                                                                YEARS (PERIOD)
                                                                    ENDED
                                                                 DECEMBER 31
                                                                --------------
     1996......................................................     $   72
     1997......................................................        435
     1998......................................................        475
     1999......................................................        139
     2000......................................................         69
                                                                    ------
       Total of all lease payments.............................      1,190
     Less amounts representing interest........................       (151)
                                                                    ------
       Present value of minimum lease payments.................      1,039
     Less current portion of obligations under capital leases
      included in other liabilities............................       (273)
                                                                    ------
                                                                    $  766
                                                                    ======

8. OPERATION AND MANAGEMENT AGREEMENT AND RELATED MATTERS

  The Operation and Management Agreement (Management Agreement) executed by the Association with the Company in connection with the 1990 sale of the mortuary operations provides for the on-site management of the cemetery operations by the Company for a ten-year term expiring September 30, 1999. The Management Agreement further provides for two renewal options of five years each, exercisable by either the Association or the Company.

  Under the terms of the Management Agreement, the Association receives reimbursement from the Company for certain allocated costs and expenses, such as utilities, insurance, operating supplies and other expenses based on contractually agreed upon percentages, which vary according to the nature of the cost or expense incurred. Likewise, the Association must reimburse the Company pursuant to that same contractually agreed upon percentage formula for similarly allocable costs and expenses, including payroll and related payroll costs. The selling, general and administrative expenses presented in the combined statements of activities reflect the net allocated expenses between the Association and the Company. As of December 31, 1995 and November 18, 1996, the Association was indebted to Rose Hills Company in the amount of $4,005,000 and $1,571,000 respectively, for unpaid expenses allocated pursuant to the Management Agreement (the "Intercompany Account"). Such amounts have been excluded from the accompanying combined statements of financial position as of December 31, 1995 and November 18, 1996 pursuant to the terms of the Agreement as they are not an assumed liability. Additionally, the Association made payments totalling $1,786,000 on November 19, 1996 to the Company, resulting in an overpayment of the intercompany account, prior to any settlement adjustments. The final determination of the intercompany account as of November 18, 1996 is subject to the terms of the Settlement Agreement entered into between the Association and the Company. In connection with the Settlement Agreement the Company performed a detailed analysis of the intercompany account and it is anticipated that certain noncash and other adjustments will be made to this account resulting in a significant gain to the Association.

  For services provided to the Association, the Association has agreed to pay a management fee comprised of three elements. The three elements include: (1) the reimbursement of compensation, including fringe benefits, of certain management personnel at 110%; (2) an incentive sales fee based upon and to the extent of achievement

   ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY of targeted levels of total cemetery sales above threshold levels; and (3) an expense savings fee based upon the achievement of managing the Association's selling, general and administrative expenses as a percent of total sales below a specified percentage. The expense savings fee also provides for a reduction in the total management fee liability, if management causes the selling, general and administrative expenses to exceed a specified percentage of sales calculated as described above. During the years ended December 31, 1994 and 1995 and the period from January 1, 1996 through November 18, 1996, the Association incurred management fees totaling $613,000 and $183,000 and $159,000, respectively.

  The Shared Facilities Agreement executed by the Association with the Company in connection with the 1990 sale of the mortuary operations sets forth the terms for the mutual use of certain property, plant and equipment at no cost to either party and the allocations of certain ongoing costs related thereto such as repairs and maintenance expenditures.

9. EMPLOYEE BENEFIT PLANS

 Defined Benefit Plan

  As a result of the sale of the Company and execution of the Management Agreement, all employees of the Mortuary and the Association became employees of the Company on or before October 1, 1990. Prior to the sale, all employees of the Mortuary and the Association were participants in the Retirement Plan for Employees of Rose Hills Memorial Park Association (the Association Plan).

  The Association Plan was terminated in September 1990. Assets sufficient to cover the projected benefit obligations for all currently active participants in the Association Plan totaling $4,743,000 were transferred to the Retirement Plan for Employees of Rose Hills Mortuary, L.P. (the Company Plan).

  The Company has funded or accrued the present value of these benefits, a portion of which has been allocated to and funded by the Association. The Company Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA) and the funding of the pension costs complies with ERISA. During the years ended December 31, 1994 and 1995 and the period from January 1, 1996 through November 18, 1996, the Association recognized the allocated expense amounts totaling $334,000, $390,000 and $259,000, respectively, in connection with this plan.

 Defined Contribution Plan

  The Company also has a defined contribution plan, which has been qualified under Section 401(k) of the Internal Revenue Service Code (the Savings Plan). The appropriate percentage costs of the Savings Plan are allocated to and funded by the Association. During 1995, the Company received a favorable letter of determination from the Internal Revenue Service regarding the Savings Plan. The Savings Plan permits participation by all employees of the Company who have completed six months of continuous service, subject also to their entry into the Savings Plan on enrollment dates of January 1 or July 1 of each year. Participants may defer up to 15% of their compensation allowing participants a pretax savings on their deferrals. The Company matches 100% of a participant's first $300 deferred and 50% thereafter up to a maximum Company match of $2,000 per year. All participants become vested upon entry into the Savings Plan. Each participant directs his own investments among a variety of up to six options, which are managed by professional investment managers. During 1994, 1995 and the period from January 1, 1996 through November 18, 1996, the amounts expensed by the Association for its share of contributions totaled $200,000, $187,000 and $178,000, respectively.

   ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY

 Board of Trustees' Retirement Plan

  The Association has a retirement plan (Trustees' Retirement Plan) covering each eligible member of the Association's Board of Trustees (Trustee). A Trustee is eligible to participate in this plan if such Trustee has completed at least five years of service on the Board. Each eligible Trustee is entitled to receive an annual retirement benefit equivalent to the annual Board meeting fees. The benefit is paid for a period equal to the number of years that the eligible Trustee served on the Board. Upon the death of an eligible Trustee, the benefits, to which the eligible Trustee had been entitled, shall be payable to such eligible Trustee's spouse, until receipt of the maximum benefit to which the eligible Trustee would have been entitled, had he or she survived, or until the death of the spouse, whichever first occurs, has been paid.

  The Trustees' Retirement Plan is a noncontributory, nonqualified and unfunded plan and represents only an unsecured general obligation of the Association. The Board of Trustees has full and final authority to interpret the plan and to make determinations which it believes advisable for the administration of the plan, and all such determinations and decisions by the Board are binding upon all parties. Net pension cost included the following components for the years ended December 31, 1994 and 1995 and the period from January 1, 1996 through November 18, 1996 (dollars in thousands):

                                                                 1994 1995 1996
                                                                 ---- ---- ----
   Service cost--benefits earned during the period.............. $ 78 $ 84 $ 83
   Interest cost on projected benefit obligation................  161  161  141
   Net amortization and deferral................................  126  162  197
                                                                 ---- ---- ----
     Net periodic pension cost.................................. $365 $407 $421
                                                                 ==== ==== ====

  The following table sets forth the Trustees' Retirement Plan's funded status and amounts recognized in the Association's combined statements of financial position at December 31, 1995 and November 18, 1996 (dollars in thousands):

                                                              1995     1996
                                                             -------  -------
   Actuarial present value of benefit obligations:
     Vested benefit obligation.............................. $ 2,217  $ 2,440
                                                             -------  -------
     Accumulated benefit obligation......................... $ 2,217  $ 2,440
                                                             -------  -------
     Projected benefit obligation........................... $ 2,217  $ 2,440
                                                             -------  -------
     Plan assets at fair value..............................     --       --
                                                             -------  -------
   Projected benefit obligation in excess of plan assets.... $(2,217) $(2,440)
   Unrecognized net loss....................................     551      468
   Prior service cost not yet recognized in net periodic
    pension cost............................................     143      --
   Adjustment required to recognize additional liability....    (847)    (468)
   Unrecognized net obligation at January 1, 1986 being
    recognized over 15 years................................     153      --
                                                             -------  -------
     Accrued pension liability..............................  (2,217)  (2,440)
   Less current portion included in other liabilities.......     554      569
                                                             -------  -------
                                                             $(1,663) $(1,871)
                                                             =======  =======

   ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY

  The present value of the projected benefit obligation and related pension cost was determined using an assumed discount rate of 8.0% for the years ended December 31, 1994 and 1995 and 7.75% for the period ended November 18, 1996, with no assumed pay increases due to certain Plan provisions. Since the Trustees' Retirement Plan is unfunded, the Association is required, under the provisions of Statement of Financial Accounting Standards No. 87 (SFAS 87), to reflect an additional retirement plan liability of $847,000 and $468,000 as of December 31, 1995 and November 18, 1996, respectively. This additional liability is offset by an intangible asset of $296,000 at December 31, 1995, which is included in other assets in the combined statements of financial position. In addition, any excess of the pension liability over the intangible pension asset is recorded as a component and reduction in net assets. Such amounts were $551,000 and $468,000 at December 31, 1995 and November 18, 1996, respectively.

  Concurrent with the sale of the cemetery operations, the Trustees' Retirement Plan ceased accrual of future benefits and vesting was accelerated for all participants. The provisions of Statement of Financial Accounting No. 88 consider such an event a curtailment and require that any related gain or loss is recognized in the current period. Accordingly, the Association has recorded a curtailment loss of $421,000, which is included in selling, general and administrative expenses in the accompanying combined statement of activities for the period ended November 18, 1996.

  The pension liabilities related to the Trustees Retirement Plan have been assumed by the buyer pursuant to the Asset Purchase agreement.

 Supplemental Deferred Compensation

  In addition, certain retired executives of the Association participate in a supplemental deferred compensation program which went into effect in 1988, at which time the present value of the related liability was established. The Association's liability related to this program totaled $527,000 and $443,000 at December 31, 1995 and November 18, 1996, respectively, which is included in retirement plan and other liabilities in the accompanying combined statements of financial position.

  The liabilities related to this program have been assumed by the buyer pursuant to the Asset Purchase Agreement.

 Supplemental Employee Retirement Plan

  The Senior Executive officers of the Company have a Supplemental Employee Retirement Plan (SERP). The Association expenses its share of the costs associated with the SERP based on predetermined allocation percentages. The liability of the SERP is actuarially determined under the provisions of Statement of Financial Accounting Standards No. 87 (SFAS 87). Amounts allocated to the Association totaled $196,000, $214,000 and $141,000 for the years ended December 31, 1994 and 1995 and the period from January 1, 1996 through November 18, 1996, respectively.

  The Association's portion of the unfunded liability at December 31, 1995 and November 18, 1996 amounted to $1,305,000 and $1,447,000, respectively, and such amounts have been included in retirement plan and other liabilities in the accompanying combined statements of financial position, net of the allocated portion of the cash surrender value of life insurance policies, which amounted to $127,000 and $247,000, respectively.

  To ultimately fund the SERP obligation, the Company has procured whole life insurance policies on the key executives which have an aggregate face amount of $7 million. The cash surrender value of such policies

   ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY has been allocated to the Association, like other common costs; but since the Association is not the owner of such policies, such cash surrender values have been shown as a reduction of the SERP liability.

  This SERP liability has been assumed by the buyer pursuant to the Asset Purchase Agreement.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK

  The carrying value of the Association's debt instruments (capital leases) approximates fair value which is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

  The fair values of the Association's accounts and notes receivable in excess of one year approximate carrying values and are determined as the present value of expected future cash flows discounted at the interest rate currently offered by the Association, which approximates rates currently offered for loans with similar terms and collateral to borrowers with comparable credit risk.

  The carrying amounts of the remaining current assets and liabilities approximate fair value because of the short-term nature of those accounts.

11. INCOME TAX SETTLEMENTS

  During 1993, the Internal Revenue Service (IRS) began an examination of Federal tax returns filed by the Association, the Company and the Company's predecessor and its subsidiaries for the 1990 tax year. The IRS proposed multiple positions and tax adjustments for all of these entities. In December 1994, the Company, with the consent of the Association, agreed to certain adjustments proposed by the IRS relating to both the Company and the Company's predecessor and its subsidiaries for the tax years through December 31, 1992. A portion of this settlement amount totaling $320,000 was agreed to in December 1994 and was attributable to the Association in accordance with an Indemnity Agreement between the Association and the Company executed in May 1990. Such amount was paid by the Company on behalf of the Association.

  In June 1995, the Association and the IRS entered into a Closing Agreement settling all outstanding issues of the Association and the Endowment Care Fund for $1,155,000. In accordance with the Indemnity Agreement, the settlement made by the Association is reimbursable by the Company as additional covenant not to compete consideration. After offsetting the Association's liability to the Company for the $320,000 settlement of tax issues with the IRS in 1994, the Association agreed to finance the Company's share of the settlement, which financing terms are further described in note 3. Such adjustments are reflected in the 1994 accompanying combined financial statements.

12. PURCHASE COMMITMENT

  In September 1992, the Association and the local County Sanitation District (the District) entered into an agreement (the Agreement) whereby the Association agreed to construct a reclaimed water storage reservoir (the Reservoir) with a capacity of 1.2 million gallons, one-half of which would be made available to the District for its use at a site located adjacent to the cemetery. The cost of the Reservoir, which was completed during 1994, totaled $471,000.

  Similarly, the District agreed to construct a reclaimed water transmission system to transport reclaimed water from its existing water reclamation plant to the Association's Reservoir. It is anticipated that the reclaimed water transmission system will be completed in 1997.

   ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY

  In connection with this Agreement, the Association is obligated to purchase initially 500 acre feet per year of reclaimed water from the District, with such amount increasing by 50 acre feet per year, up to a maximum of 3,200 acre feet per year. The annual price to be paid by the Association for the reclaimed water shall be the greater of (a) one-half of the unit price in effect at the beginning of the applicable fiscal year, currently estimated at $220 per acre foot per year, multiplied by the amount of reclaimed water delivered to the Association, less one-half of the annual payment made by the Association for the reclaimed water transmission system, as discussed further below, and (b) one-fifth of the unit cost of operation and maintenance of the Inland Reclamation Plants multiplied by the amount of reclaimed water delivered. Such costs are currently estimated at $105 per acre foot.

  The Association has agreed to pay its proportionate share of the capital costs incurred by the District in constructing the reclaimed water transmission system. Such proportionate share will be determined based on the percentage of peak flow design capacity required by the Association to the total peak flow design capacity of the transmission facilities. The Association's proportionate share of these costs is estimated to total approximately $1,500,000. The Association's share may exceed this estimate since such costs are based on current anticipated demand for transporting reclaimed water. Actual costs and demand could vary significantly from these estimates.

  The Association's annual payment of such costs is to be equal to 1/20th of its proportionate share of the capital costs or approximately $108,000, as originally estimated.

  The District has agreed to pay its proportionate share of the capital costs associated with the Association's construction of the Reservoir. The District's share of such costs is based on the proportion of the Reservoir's designed capacity required for the Association to provide reclaimed water storage for the District. Annual payment of such amounts will be equal to 1/20th of the District's share and will reduce the annual payment made by the Association to the District for its share of the reclaimed water transmission system described above.

  The Association and the District have also agreed to reimburse the other for operating and maintenance costs associated with the Reservoir and the reclaimed water transmission system based on criteria outlined in the Agreement.

13. COMMITMENTS AND OTHER MATTERS

 Transaction with the International Buddhist Progress Society

  During 1994, the Association sold the exclusive interment rights on an undeveloped parcel of land located on the Association's property to the International Buddhist Progress Society (IBPS), an unrelated organization. In exchange for the interment rights, IBPS agreed to pay the Association $1,375,000, of which $160,000 was received as a deposit during 1994 and is included in other current liabilities in the accompanying 1995 and 1996 statements of financial position. Sales commissions totaled $206,000 in connection with this transaction. It was determined that because, among other matters, an adequate down payment was not received and the interment rights were sold on a parcel of land that was not ready for the purpose for which it was sold, the earnings process was not complete and revenue and expense recognition relating to the transaction should be deferred until such time IBPS has completed a significant portion of the project.

  IBPS plans to build a columbarium on the developed parcel and IBPS will sell the niches therein on an at-need and pre-need basis. The remaining unpaid portion of the sales price is to be repaid after construction of the Temple is completed, based on a percentage of niches sales, but in no event later than January 1, 2003. IBPS has agreed to reimburse the Association up to $1,150,000 for the costs it will incur to ready the undeveloped parcel

   ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY of land for construction of the columbarium. Pursuant to the agreement with IBPS, the Association will hold title to land and improvements and the completed building. As of November 18, 1996, development of this project was substantially complete, and development costs expended by the Association in connection with this project totaled $2,100,000 and are included in construction in progress at November 18, 1996, reduced by cash collections of $931,000.

 Sky Rose Chapel

  During 1995, the Association entered into an agreement with a building contractor for the construction of a new funeral chapel, which has become known as Sky Rose Chapel. The project is currently expected to cost $15.7 million and is scheduled for completion in Spring 1997. As of November 18, 1996, costs incurred in connection with this project totaled approximately $14.9 million. Pursuant to the terms of the Asset Purchase Agreement discussed in Note 1, the association agreed to fund the remaining amounts necessary to complete the project as specified at November 19, 1996, and therefore, amounts payable at December 31, 1995 and November 18, 1996 relating to this project have been excluded from the accompanying combined financial statements.

14. ENVIRONMENTAL AND LITIGATION MATTERS

  The Association's operations are subject to various Federal, state and local environmental laws, regulations and guidelines, including those related to the remediation of hazardous substances and protection of endangered or threatened species. In connection with the sale of the Association's properties, environmental audits were conducted and it has been determined that certain solid waste disposal areas will require remediation. Pursuant to an environmental compliance agreement between the Association and the Company, the Association has agreed to pay for such remediation costs or indemnify the buyer for such costs. Accordingly, the Association has recorded a provision of $325,000 at November 18, 1996, which amount is included in accrued expenses in the accompanying combined statement of financial position as of that date. Such provision was based on the existing facts and circumstances and after consultation with engineers; however, given the inherent uncertainties in evaluating environmental exposures, actual costs to be incurred at the sites might exceed current estimates. Management does not anticipate that such excess, if any, will have a material adverse effect on its financial position.

  In addition, two of the Association's properties in or near areas of groundwater contamination. Although information has been submitted to the authorities in connection with the contamination of one of these areas, the Association believes it has not contributed to the groundwater contamination in either of the areas.

  The Association is involved in certain matters of routine litigation, none of which, in the opinion of management, will have a material adverse effect on its combined financial position or results of operation.

                               AUDITORS' REPORT

The Board of Directors
Rose Hills Company:

  We have audited the accompanying combined balance sheet of certain subsidiaries (as defined in note 1) of Loewen Group International, Inc. as of December 31, 1995 and November 18, 1996 and the combined statements of operations and cash flows for the year ended December 31, 1995 and for the period from January 1, 1996 to November 18, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, these combined financial statements present fairly, in all material respects, the financial position of certain subsidiaries of Loewen Group International, Inc. as of December 31, 1995 and November 18, 1996, and the results of their operations and their cash flows for the year ended December 31, 1995 and for the period from January 1, 1996 to November 18, 1996. in accordance with generally accepted accounting principles in the United States.

                                          KPMG
                                          Chartered Accountants

Vancouver, Canada
March 21, 1997

            CERTAIN SUBSIDIARIES OF LOEWEN GROUP INTERNATIONAL, INC.

                             COMBINED BALANCE SHEET

                    DECEMBER 31, 1995 AND NOVEMBER 18, 1996

                                                          1995        1996
                                                       ----------- -----------
                        ASSETS
Current assets:
 Cash................................................. $    36,757 $   223,490
 Receivables, net of allowances (note 4)..............   1,343,438   1,189,731
 Inventories..........................................     457,025     377,275
 Prepaid expenses.....................................     132,472     160,538
                                                       ----------- -----------
                                                         1,969,692   1,951,034
Long-term receivables, net of allowances (note 4).....     641,432     901,520
Prearranged funeral services (note 5).................   3,562,801   2,955,338
Cemetery property, at cost (note 6)...................   1,776,926   1,914,966
Property and equipment (note 7).......................  12,101,134  13,490,769
Covenants not to compete (note 8).....................     949,104     826,568
Names and reputations (note 9)........................   4,064,811   4,095,310
                                                       ----------- -----------
                                                       $25,065,900 $26,135,505
                                                       =========== ===========
     LIABILITIES AND PARENT COMPANY'S INVESTMENT
Current liabilities:
 Accounts payable and accrued liabilities............. $   401,716 $   163,262
 Long-term debt, current portion (note 11)............     133,151     150,019
 Other liabilities, current portion (note 12).........      93,482     130,753
                                                       ----------- -----------
                                                           628,349     444,034
Deferred prearranged funeral service revenue (note
 5)...................................................   3,712,801   3,105,338
Long-term debt (note 11)..............................   1,600,014   1,537,559
Other liabilities (note 12)...........................     569,382     585,505
Cemetery long-term liabilities........................     444,527     591,680
Deferred income taxes (note 13).......................     763,141     606,323
Parent company's investment (note 15).................  17,347,686  19,265,066
Commitments and contingencies (note 16)...............         --          --
                                                       ----------- -----------
                                                       $25,065,900 $26,135,505
                                                       =========== ===========

            See accompanying notes to combined financial statements.

            CERTAIN SUBSIDIARIES OF LOEWEN GROUP INTERNATIONAL, INC.

                        COMBINED STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1995
            AND THE PERIOD FROM JANUARY 1, 1996 TO NOVEMBER 18, 1996

                                                          1995         1996
                                                       -----------  -----------
Revenue:
 Funeral.............................................. $ 9,763,992  $ 8,472,964
 Cemetery.............................................   1,462,932    1,780,743
                                                       -----------  -----------
                                                        11,226,924   10,253,707
Cost and expenses:
 Funeral..............................................   6,860,088    6,312,914
 Cemetery.............................................   1,251,972    1,560,299
                                                       -----------  -----------
                                                         8,112,060    7,873,213
                                                       -----------  -----------
                                                         3,114,864    2,380,494
Expenses:
 General and administrative...........................   1,094,510      806,116
 Depreciation and amortization........................     688,608      735,136
                                                       -----------  -----------
                                                         1,783,118    1,541,252
                                                       -----------  -----------
Earnings from operations..............................   1,331,746      839,242
Interest expense......................................     905,479      754,326
                                                       -----------  -----------
Earnings before income taxes..........................     426,267       84,916
Income taxes (note 13):
 Current..............................................     213,543      220,934
 Deferred.............................................     (10,869)    (156,818)
                                                       -----------  -----------
                                                           202,674       64,116
                                                       -----------  -----------
Net earnings.......................................... $   223,593  $    20,800
                                                       ===========  ===========


            See accompanying notes to combined financial statements.

            CERTAIN SUBSIDIARIES OF LOEWEN GROUP INTERNATIONAL, INC.

                        COMBINED STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1995
            AND THE PERIOD FROM JANUARY 1, 1996 TO NOVEMBER 18, 1996

                                                          1995         1996
                                                       -----------  -----------
CASH PROVIDED BY (USED IN)
Operations
 Net earnings......................................... $   223,593  $    20,800
Item not affecting cash
  Depreciation and amortization.......................     688,608      735,136
  Deferred income taxes...............................     (10,869)    (156,818)
Changes in operating assets and liabilities
  Receivables.........................................    (321,431)    (106,381)
  Inventories.........................................    (102,402)      79,750
  Prepaid expenses....................................      (7,101)     (28,066)
  Accounts payable and accrued liabilities............      79,448     (238,454)
  Other...............................................      16,768      147,153
                                                       -----------  -----------
                                                           566,614      453,120
Investments
  Business acquisitions...............................  (2,900,518)    (138,040)
  Purchase of property and equipment..................    (391,255)  (1,881,440)
  Development of cemetery property....................     (92,206)     (46,365)
                                                       -----------  -----------
                                                        (3,383,979)  (2,065,845)
Financing
  Contributions from parent and affiliates............   2,612,438    1,896,580
  Decrease in long-term debt..........................     (84,175)    (150,516)
  Decrease (increase) in other liabilities............     (86,454)      53,394
                                                       -----------  -----------
                                                         2,441,809    1,799,458
                                                       -----------  -----------
Decrease in cash during the year......................    (375,556)     186,733
Cash, beginning of year...............................     412,313       36,757
                                                       -----------  -----------
Cash, end of year..................................... $    36,757  $   223,490
                                                       ===========  ===========


            See accompanying notes to combined financial statements.

           CERTAIN SUBSIDIARIES OF LOEWEN GROUP INTERNATIONAL, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS

1. GENERAL

  These financial statements present the combined financial position and results of operations and cash flows of certain direct or indirect subsidiaries ("Companies") of Loewen Group International, Inc. ("Parent Company") which have been sold (see Note 18). The companies that are combined in the preparation of these statements are:

     Harbor Lawn Memorial Park, Inc.  A.L. Cemetery
     Dimond Service Corporation       Custer Christiansen Covina Mortuary, Inc.
     Neel Funeral Directors, Inc.     Colton Funeral Chapel, Inc.
     Richardson-Peterson Mortuary,
      Inc.                            Glasband-Willen Mortuaries
     Grove Colonial Funeral Chapel,
      Inc.                            San Fernando Mortuary, Inc.
     White Funeral Home, Inc.

  The Combined Statements of Operations and Cash Flows reflect the operations of the Companies from their dates of acquisition and incorporate push-down accounting. All significant intercompany balances and transactions have been eliminated in the combined financial statements. The Companies are principally engaged in the operation of cemetery facilities and funeral services.

2. BASIS OF PRESENTATION

  The accompanying combined financial statements have been prepared in accordance with principles of accounting generally accepted in the United States.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Prearranged funeral services

  Prearranged funeral services provide for future funeral services generally determined by prices prevailing at the time the contract is signed. The payments made under the contract are either placed in trust or are used to pay the premiums of life insurance policies under which the Companies will be designated as beneficiary. Except for amounts not required to be trusted which are used to defray costs of administration, no income is recognized until the performance of a specific funeral.

  Trust fund principal amounts and insurance contract amounts, together with trust fund investment earnings retained in trust and annual insurance benefits, are deferred until the service is performed. The Companies estimate that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services. Upon performance of the specific funeral service, the Companies will recognize the trust fund principal amount or insurance contract amount together with the accumulated trust earnings and annual insurance benefits as funeral revenues. Indirect obtaining costs relating to the sale of prearranged funeral services are expensed in the period incurred.

  (b) Cemetery operations

  Pre-need sales of cemetery interment rights and other related products and services are recorded as revenue when customer contracts are signed with concurrent recognition of estimated related costs. Allowances for customer cancellations and refunds are provided at the date of sale based on management's estimates of expected cancellations. Actual cancellation rates in the future may result in a change in estimate.

  A portion of the proceeds from cemetery sales is generally required by law to be paid into perpetual or endowment care trust funds. Cemetery revenue is recorded net of the amount to be deposited to perpetual or endowment care trust funds. Earnings of perpetual or endowment care trust funds are used to defray the

           CERTAIN SUBSIDIARIES OF LOEWEN GROUP INTERNATIONAL, INC.

maintenance costs of cemeteries. Additionally, pursuant to state law, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trust funds which are recorded as long-term receivables.

  (c) Inventories

  Inventories are valued at the lower of cost, determined primarily on a specific identification basis or a first in first out basis, and net realizable value.

  (d) Property and equipment

  Property and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

     Buildings and improvements... 10 to 40 years
     Automobiles.................. 6 years
     Computer hardware and soft-
      ware........................ 6 to 10 years
     Leasehold improvements....... over the term of the lease plus one renewal
     Furniture, fixtures and
      equipment................... 6 to 10 years

  (e) Covenants not to compete

  Covenants not to compete carried on the combined balance sheet represent amounts prepaid or the present value of future payments under non-competition agreements between the parent company directly or indirectly and certain key management personnel of the Companies. For financial statement presentation purposes, covenants not to compete have been recorded in these combined financial statements. Amortization of such covenants not to compete is provided on a straight-line basis over the terms of the relevant agreements, typically ten years.

  (f) Names and reputations

  The amount paid by the parent company, directly or indirectly, for the names and reputations of operations acquired is equivalent to the excess of the purchase price over the fair value of identifiable net assets of the Companies acquired, as determined by management. For financial statement presentation purposes, names and reputations have been recorded in these combined financial statements. Amortization is provided on a straight-line basis over 40 years.

  (g) Deferred income taxes

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Temporary differences are tax effected at current rates. There was no effect of changes in tax rates during 1995 or 1996.

  (h) Parent Company's investment

  Parent Company's investment consists of contributions to the Companies directly or indirectly by the parent company plus current earnings and losses of the Companies from the date of their acquisition.

           CERTAIN SUBSIDIARIES OF LOEWEN GROUP INTERNATIONAL, INC.

  (i) Impairment of long-lived assets

  Effective December 15, 1995, the Companies adopted FAS121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. FAS121 requires the recognition of impairment losses on long-lived assets used in operations and intangible assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Companies monitor the recoverability of long-lived assets based upon projections of future undiscounted cash flows and recognize losses if carrying value is in excess of future cash flows.

  (j) Use of Estimates

  Management of the Companies has made a number of estimates and assumptions that affect the amounts reported in the accompanying combined financial statements in accordance with generally accepted accounting principles. Actual results could differ from these estimates.

4. RECEIVABLES, NET OF ALLOWANCES

                                                          1995        1996
                                                       ----------  ----------
   Receivables, net of allowances
    Trade accounts.................................... $1,361,887  $1,108,256
    Instalment contracts..............................    209,565     249,440
    Notes receivable and other........................     69,267     321,088
    Unearned finance income...........................    (41,472)   (100,053)
    Allowance for contract cancellation and doubtful
     accounts.........................................   (255,809)   (389,000)
                                                       ----------  ----------
                                                       $1,343,438  $1,189,731
                                                       ==========  ==========
                                                          1995        1996
                                                       ----------  ----------
   Long-term receivables, net of allowances
    Instalment contracts.............................. $  596,456  $1,049,554
    Notes receivable and other........................    337,114     263,501
    Unearned finance income...........................   (199,421)   (269,978)
    Allowance for contract cancellation and doubtful
     accounts.........................................    (92,717)   (141,557)
                                                       ----------  ----------
                                                       $  641,432  $  901,520
                                                       ==========  ==========

5. PREARRANGED FUNERAL SERVICES

  Prearranged funeral services are amounts in short-term interest bearing deposits made in accordance with state trusting laws with various financial institutions together with accrued earnings. The Companies will receive the prearranged funeral trust amounts when the funeral services are performed.

                                                             1995       1996
                                                          ---------- ----------
   Short-term investments................................ $  922,455 $  823,707
   Fixed maturities......................................  2,640,346  2,131,631
                                                          ---------- ----------
   Prearranged funeral trust assets...................... $3,562,801 $2,955,338
   Prearranged funeral trust liabilities.................  3,712,801  3,105,338
                                                          ---------- ----------
   Net prearranged funeral trust liabilities............. $  150,000 $  150,000
                                                          ========== ==========

           CERTAIN SUBSIDIARIES OF LOEWEN GROUP INTERNATIONAL, INC.

  As at November 18, 1996 and December 31, 1995, the total carrying value of prearranged funeral trust assets were approximately equal to market value. The weighted average rate of return on the above prearranged funeral trust assets for the period January 1, 1996 to November 18, 1996 was 3.97% and for the year ended December 31, 1995 was 4.18%.

6. CEMETERY PROPERTY, AT COST

                                                             1995       1996
                                                          ---------- ----------
   Cemetery undeveloped land............................. $  400,560 $  404,330
   Developed land and lawn crypts........................  1,376,366  1,510,636
                                                          ---------- ----------
                                                          $1,776,926 $1,914,966
                                                          ========== ==========

7. PROPERTY AND EQUIPMENT

                                                          1995         1996
                                                       -----------  -----------
   Land............................................... $ 4,059,991  $ 4,856,297
   Building and improvements..........................   6,506,638    7,659,515
   Automobiles........................................     637,329      613,652
   Computer hardware and software.....................     132,976      166,531
   Leasehold improvements.............................     157,449      193,136
   Furniture, fixtures and equipment..................   1,985,668    1,865,693
                                                       -----------  -----------
                                                       $13,480,051  $15,354,824
   Less, accumulated depreciation.....................  (1,378,917)  (1,864,055)
                                                       -----------  -----------
                                                       $12,101,134  $13,490,769
                                                       ===========  ===========

8. COVENANTS NOT TO COMPETE

                                                            1995        1996
                                                         ----------  ----------
   Covenants not to compete............................. $1,627,806  $1,638,028
   Less: accumulated amortization.......................   (678,702)   (811,460)
                                                         ----------  ----------
                                                         $  949,104  $  826,568
                                                         ==========  ==========

9. NAMES AND REPUTATIONS

                                                             1995       1996
                                                          ---------- ----------
   Names and reputations................................. $4,319,059 $4,458,354
   Less: accumulated amortization........................    254,248   (363,044)
                                                          ---------- ----------
                                                          $4,064,811 $4,095,310
                                                          ========== ==========

  On August 8, 1996, the parent company acquired an individual's name to be used in the future operation of certain combined subsidiaries for a total cost of approximately $105,000.

10. RELATED PARTY TRANSACTIONS

  General and administrative expenses of the parent representing accounting, treasury, regulatory compliance and management advisory services which are not specifically identifiable to a particular subsidiary, have been

           CERTAIN SUBSIDIARIES OF LOEWEN GROUP INTERNATIONAL, INC.

allocated to subsidiaries proportionately using revenue as the base. During the period through November 18, 1996, the parent company charged the Companies approximately $806,116 and in 1995 such charges were $1,094,000. Such charges are included in general and administrative expenses in these combined financial statements.

  An employee of Glasband-Willen Mortuaries subscribed for a 5% interest in the issued and outstanding common shares of Glasband-Willen Mortuaries in return for a $150,000 promissory note to the Parent Company. For financial statement presentation purposes, this note has been netted against the cost of subscription in the combined financial statements. As of March 21, 1997, these shares have not been issued.

  Included in interest expense is approximately $719,000 and $575,865 in interest charges on intercompany loans and advances from the parent company and affiliates for the year ended December 31, 1995 and the period ended November 18, 1996, respectively.

  During the periods the Companies obtained automobile, general liability and other insurance through an affiliated company.

11. LONG-TERM DEBT

  The notes payable relating to White Funeral Home, Inc. totalling approximately $1,630,000 at December 31, 1995 and $1,494,000 at November 18, 1996, are secured by land and are guaranteed by an affiliated company. The notes bear interest at rates ranging from 7.46% to 8.00% per annum and are repayable in equal annual instalments. The notes payable agreements are between the sellers and the parent company or a subsidiary of the parent company. For financial statement presentation purposes, these notes have been recorded in these combined financial statements.

  Principal repayments are to be made as follows:

     1997............................................................ $  150,019
     1998............................................................    161,331
     1999............................................................    173,501
     2000............................................................    186,588
     2001............................................................    200,664
     Thereafter......................................................    815,475
                                                                      ----------
                                                                      $1,687,578
                                                                      ==========

12. OTHER LIABILITIES

  Other liabilities consist of the net present value of future covenant not to compete payments discounted at 9% per annum. Payments under agreements may be made variously at closing or over future periods.

  Future payments under these agreements are to be made as follows:

     1997.............................................................. $130,753
     1998..............................................................  143,193
     1999..............................................................  166,598
     2000..............................................................  150,045
     2001..............................................................   62,102
     Thereafter........................................................   63,567
                                                                        --------
                                                                        $716,258
                                                                        ========

            CERTAIN SUBSIDIARIES OF LOEWEN GROUP INTERNATIONAL INC.

13. INCOME TAXES

  The Companies' parent files consolidated federal and state income tax returns and pays all related income taxes on behalf of the Companies. The Companies' income tax expense and income taxes are computed as if the Companies joined in filing consolidated federal, and to the extent applicable, state income tax returns and reported only the Companies' taxable income.

  A reconciliation between the Companies' income tax expense and income taxes computed by applying the statutory federal income tax rate to earnings before income taxes is as follows for the period from January 1, 1996 to November 18, 1996 and the year ended December 31, 1995:

                                                                1995    1996
                                                              -------- -------
     Expected federal income tax at statutory rate........... $144,931 $28,871
     Increase in taxes resulting from:
      Non-deductible goodwill amortization arising from
       acquisitions..........................................   26,962  25,192
      State income tax expense, net of federal taxes.........   26,130   5,205
      Other, net.............................................    4,651   4,848
                                                              -------- -------
       Income tax expense.................................... $202,674 $64,116
                                                              ======== =======

  The Companies' net deferred tax liability at November 18, 1996 and at December 31, 1995 is as follows:

                                                               1995     1996
                                                             -------- --------
     Deferred tax liabilities
      Property and equipment and cemetery property.......... $863,350 $820,985
                                                             -------- --------
     Deferred tax assets
      Allowance for contract cancellation and doubtful ac-
       counts...............................................   55,343   90,031
      Intangibles...........................................   44,866  124,631
                                                             -------- --------
       Total deferred tax assets............................ $100,209 $214,662
                                                             -------- --------
     Net deferred tax liability............................. $763,141 $606,323
                                                             ======== ========

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

                                            1995                  1996
                                    --------------------- ---------------------
                                     CARRYING              CARRYING
                                      AMOUNT   FAIR VALUE   AMOUNT   FAIR VALUE
                                    ---------- ---------- ---------- ----------
Financial Asset
 Long-term receivables
  Practicable to estimate fair
   market.......................... $  337,114 $  329,329 $  263,501 $  261,913
  Not practicable..................    304,318        --     638,019        --
Financial Liability
 Long-term debt.................... $1,733,165 $1,513,917 $1,687,578 $1,642,626
 Other liabilities.................    662,864    686,090    716,258    722,208

  The carrying amount of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments. The fair value of long-term debt subject to fixed interest rates is estimated by discounting the future cash flows, including interest payments, using rates currently available for debt of similar terms and maturity, based upon credit standing and other market factors. Similarly, the fair value of other liabilities is estimated by discounting the cash flows using the current borrowing rate. The

            CERTAIN SUBSIDIARIES OF LOEWEN GROUP INTERNATIONAL INC.

long-term receivables for which it is not practicable to estimate fair value comprise primarily of instalment contracts receivable on cemetery sales which generally have terms of three to seven years and bear interest ranging from 7% to 11%.

15. PARENT COMPANY'S INVESTMENT

                                                                       1995
                                                                    -----------
     Balance, beginning of year.................................... $14,511,655
     Net earnings for the year.....................................     223,593
     Net contributions from parent company and affiliates..........   2,612,438
                                                                    -----------
     Balance, end of year.......................................... $17,347,686
     Net earnings for the period...................................      20,800
     Net contributions from parent company and affiliates..........   1,896,580
                                                                    -----------
     Balance, November 18, 1996.................................... $19,265,066
                                                                    ===========

  For financial statement presentation purposes, the intercompany loans and advances from the Parent Company and affiliates have been classified as an investment in the Companies pursuant to the terms of the definitive sale agreement referred to in Note 18.

16. COMMITMENTS AND CONTINGENCIES

  (a) Leases

  At December 31, 1995, the Companies were committed to operating lease payments under agreements with terms ranging from 3 to 10 years for premises, automobiles and office equipment in the following approximate amounts:

     1997............................................................ $  465,000
     1998............................................................    267,000
     1999............................................................    123,000
     2000............................................................     81,000
     2001............................................................     89,000
     Thereafter......................................................     62,000
                                                                      ----------
                                                                      $1,087,000
                                                                      ==========

  (b) Other

  The Companies are party to legal proceedings in the ordinary course of their business but they do not expect the outcome of any such proceedings to have a material adverse effect on the Companies' financial condition.

  The State of California Department of Consumer Affairs ("DCA") is currently reviewing the funding levels of the endowment care trust fund at A.L. Cemetery. As of March 21, 1997, the amount of additional funding, if any, to the above noted trust, has not been determined.

  Management is aware that some of their properties may have been contaminated from former or adjacent underground storage tanks. Management believes that these environmental contingencies and liabilities to be immaterial individually and in aggregate.

  Two liens totalling approximately $500,000 are registered against the property of A.L. Cemetery. The holders of these liens have not exercised any right, if any, they may have on these liens.

           CERTAIN SUBSIDIARIES OF LOEWEN GROUP INTERNATIONAL, INC.

17. RETIREMENT PLAN

  Certain employees are members of the parent company's 401(k) defined contribution retirement plan. There are no required future contributions under these plans in respect of past or current service.

18. SUBSEQUENT EVENTS

  (a) On September 20, 1996, the Companies' parent entered into a definitive agreement to sell its interest in the Companies to an entity in which the parent company will retain an equity investment in. The transaction was consummated on November 19, 1996. These combined financial statements are on a historical cost basis and therefore do not reflect decisions and activities of their new owners.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Roses, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Roses, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated October 25, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The amounts listed for Roses, Inc. and subsidiaries on Schedule II for the year ended December 31, 1995 are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Los Angeles, California
October 25, 1996

                      ROSE HILLS COMPANY AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         BALANCE AT CHARGED TO  CHARGED TO                  BALANCE AT
                          BEGINNING  COSTS AND     OTHER                      END OF
      DESCRIPTION         OF PERIOD  EXPENSES   ACCOUNTS (1) DEDUCTIONS (2)   PERIOD
      -----------        ---------- ---------- ------------- -------------- ----------
                                           (IN THOUSANDS OF DOLLARS)
Allowance for contract cancella-
 tions and doubtful accounts:
Year ended December 31,
 1997...................   2,170      1,959         636          (1,918)      2,847
  Period from November
   19, 1996 to
   December 31, 1996
   (the Company)........   1,716         62         552            (160)      2,170
Period from January 1,
 1996 to November 18,
 1996
  (Proforma
   Predecessor)(3)......   2,079      1,015                      (1,378)      1,716
Year ended December 31,
 1995...................
  Roses, Inc and
   Subsidiaries.........     331        100                        (144)        287
  Rose Hills Memorial
   Park Association and
   Workman Mill
   Investment Company...   2,005      1,707                      (1,920)      1,792

--------
(1) Primarily the opening balances for the Satellite Properties (1996) and reclassifications to other accounts (1997).
(2) Uncollected receivables written off, net of recoveries.
(3) The financial data for the period January 1, 1996 to November 18, 1996 represent the combined financial data for the predecessor Mortuary and Cemetery. Such presentation is pro forma in that generally accepted accounting principles would not allow such combination due to the lack of common ownership of the predecessor operations.