Form 10-Q
period 1998-03-31
ROSE HILLS CO
filed 1998-05-14
CIK 1030376

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________


                        COMMISSION FILE NUMBER 333-21411
                        ________________________________


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

                               __________________


   Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]


   The number of outstanding Common shares as of May 12, 1998, was 1,000.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)

                                                                        PAGE

PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

     CONSOLIDATED BALANCE SHEETS
     as of March 31, 1998 and December 31, 1997                           1

     CONSOLIDATED STATEMENTS OF OPERATIONS
     for the Three Months Ended March 31, 1998 and 1997                   2

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     for the Three Months Ended March 31, 1998 and 1997                   3

     CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
     for the Three Months Ended March 31, 1998                            4

    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                    5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       6

PART II.  OTHER INFORMATION

  ITEM 5  OTHER INFORMATION                                               9

  ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
   SIGNATURES                                                             9

  INDEX OF EXHIBITS                                                    10 - 11

EXHIBIT 27                                                               12


                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1997 AND MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                1997          1998
                                                                              --------      --------
                                                                                           (Unaudited)
                            ASSETS
Current assets:
Cash and equivalents                                                          $  3,462      $  7,176
 Accounts receivable, net of allowances                                          5,870         4,946
 Inventory                                                                         875           889
 Prepaid expenses and other current assets                                       2,299         2,726
 Deferred tax asset                                                              4,658         4,658
                                                                              --------      --------

  Total current assets                                                          17,164        20,395
                                                                              --------      --------

 Long-term receivables, net of allowances                                       10,082        13,661
 Cemetery property                                                              76,778        76,022
 Property, plant and equipment, net                                             64,101        63,940
 Goodwill                                                                      128,200       127,350
 Deferred finance charges                                                       10,672        10,258
 Other assets                                                                    5,101         5,091
                                                                              --------      --------

  Total assets                                                                $312,098      $316,717
                                                                              ========      ========

                  LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable                                                             $  2,052      $  2,035
 Accrued expenses                                                                8,156        10,341
 Accrued interest                                                                1,291         3,195
 Other current liabilities                                                       1,459         1,029
 Current portion of long-term debt                                               2,368         1,982
                                                                              --------      --------

  Total current liabilities                                                     15,326        18,582

 Retirement plan liabilities                                                     7,389         7,289
 Deferred tax liability                                                          5,122         5,122
 Subordinated notes payable                                                     80,000        80,000
 Bank senior term loan                                                          72,500        72,500
 Other long-term debt                                                            2,415         2,461
 Other liabilities                                                               2,088         2,122
                                                                              --------      --------

  Total liabilities                                                            184,840       188,076
                                                                              --------      --------

Commitment and contingencies
Stockholder's equity:
 Common stock par value $.01; 1,000 authorized; 1,000 shares outstanding
  Additional paid in capital                                                   129,554       129,554
  Accumulated earnings (deficit)                                                (2,296)         (913)
                                                                              --------      --------

  Total stockholder's equity                                                   127,258       128,641
                                                                              --------      --------

 Total liabilities and stockholder's equity                                   $312,098      $316,717
                                                                              ========      ========

  See accompanying notes to unaudited consolidated financial statements.

                                      (1)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                       Three Months Ended March 31
                                                      -----------------------------
                                                           1997            1998
                                                          -------         -------
Sales and services:
   Funeral sales and services                             $ 7,709         $ 8,381
   Cemetery sales and services                              8,702          12,012
   Insurance commissions and other                          1,573           2,285
                                                          -------         -------
      Total sales and services                             17,984          22,678
                                                          -------         -------
   Cost of sales and services:
   Funeral sales and services                               1,503           1,282
   Cemetery sales and services                              1,192           2,459
                                                          -------         -------
      Total costs of sales and services                     2,695           3,741
                                                          -------         -------

   Gross profit                                            15,289          18,937
   Selling, general and administrative expenses             9,259          11,059
   Amortization of purchase price in excess of
    net assets acquired and other intangibles               1,116             958
                                                          -------         -------

   Income from operations                                   4,914           6,920
Other expense - Interest expense                           (3,933)         (4,252)
                                                          -------         -------

   Income before income tax                                   981           2,668
   Provision for income tax                                   471           1,285
                                                          -------         -------

   Net income                                             $   510         $ 1,383
                                                          =======         =======

  See accompanying notes to unaudited consolidated financial statements.

                                      (2)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                         Three Months    Three Months
                                                                                            Ended           Ended
                                                                                           March 31        March 31
                                                                                             1997            1998
                                                                                            -------         -------

Cash flow from operating activities:
   Net income                                                                               $   510         $ 1,383
                                                                                            -------         -------
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                              1,893           2,114
   Amortization of cemetery property                                                            671             756
   Provision for bad debts and sales cancellation                                               372           1,037
Loss on disposal of property, plant and equipment                                                 0              13
Changes in assets and liabilities, net of effects of Acquisition Transaction:
   Increase in accounts receivable                                                           (2,473)         (3,692)
   Decrease (increase) in inventories                                                            22             (14)
   Decrease (increase) in prepaid expenses and in other current assets                           16            (427)
   Increase in accounts payable and accrued expenses                                             20           4,072
   Decrease in retirement plan liabilities                                                      (78)           (100)
   Net decrease in other assets and liabilities, net                                           (162)           (334)
                                                                                            -------         -------
        Total adjustments                                                                       281           3,425
                                                                                            -------         -------
        Net cash provided by operating activities                                               791           4,808
                                                                                            -------         -------
Cash flows from investing activities:
   Capital expenditures                                                                        (631)           (532)
                                                                                            -------         -------

        Net cash used in investing activities                                                  (631)           (532)
                                                                                            -------         -------
Cash flows from financing activities:
   Repayments of borrowings under Bank Credit Agreement                                           0            (500)
   Increase in other long-term debt                                                             (83)              0
Principal payments of capital lease obligations                                                   0             (62)
                                                                                            -------         -------
        Net cash used in financing activities                                                   (83)           (562)
                                                                                            -------         -------
        Net increase in cash and cash equivalents                                                77           3,714

Cash and cash equivalents at beginning of period                                              7,900           3,462
                                                                                            -------         -------
Cash and cash equivalents at end of period                                                  $ 7,977         $ 7,176
                                                                                            =======         =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest paid                                                                         $ 3,645         $ 3,774
      Taxes paid                                                                                 14               0
                                                                                            =======         =======


  See accompanying notes to unaudited consolidated financial statements.

                                      (3)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
               (DOLLARS IN THOUSANDS, EXCEPT SHARES OUTSTANDING)
                                  (UNAUDITED)


                                                                                    TOTAL
                                  SHARES        ADDITIONAL      (ACCUMULATED    STOCKHOLDER'S
                                OUTSTANDING   PAID IN CAPITAL     DEFICIT)         EQUITY
                                -----------   ---------------   -------------   -------------

Balance, December 31, 1997            1,000           129,554         (2,296)         127,258
   Net income                            --                --          1,383            1,383
                                      -----           -------         ------          -------

Balance, March 31, 1998               1,000           129,554           (913)         128,641
                                      =====           =======           ====          =======


  See accompanying notes to unaudited consolidated financial statements.

                                      (4)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying March 31, 1998 interim consolidated financial statements of Rose Hills Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments considered necessary for a fair presentation of the financial condition as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998.

     Earnings (loss) per share have not been included, as the Company is a wholly-owned subsidiary of Rose Hills Holdings Corp. ("RH Holdings").

     The Company was formed in 1996 for purposes of acquiring Roses, Inc. (the "Mortuary" or "Roses") and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association and Workman Mill Investment Company (the "Cemetery" or the "Association"). Also, in connection with the acquisition one of RH Holdings' shareholders contributed 14 funeral homes and 2 funeral home cemetery combination properties. As a result of these acquisitions (collectively "Acquisition Transaction"), the Company is the successor to the operations of the predecessor Mortuary and Cemetery.

     The accounting and reporting policies of the Company conform to generally accepted accounting principles (GAAP) and the prevailing practices within the cemetery and mortuary industry. All significant intercompany accounts and transactions have been eliminated.

Reclassification

     Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.


2.   SETTLEMENT AGREEMENT

     In connection with the Acquisition Transaction, Roses entered into a "Settlement Agreement" dated November 19, 1996 with the Association to resolve amounts due/owed between Roses and the Association as of November 18, 1996. As of March 31, 1998, the Company and the Association have not reached a final agreement with respect to amounts owed under the terms of the Settlement Agreement. However, in the opinion of management of the Company, amounts accrued at March 31, 1998 are adequate to satisfy amounts that may be due the Association.

                                      (5)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

   Rose Hills Company (the "Company"), a Delaware corporation, is a wholly-owned subsidiary of Rose Hills Holdings Corp. ("RH Holdings"). The Company was formed in 1996 for purposes of acquiring Roses, Inc. (the "Mortuary") and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association and Workman Mill Investment Company (the "Association" and the assets and liabilities purchased therefrom, the "Cemetery"). Also, in connection with the acquisition, a subsidiary of The Loewen Group, Inc. (The Loewen Group, Inc. collectively with its affiliates, "Loewen"), a shareholder of RH Holdings, contributed 14 funeral homes and 2 funeral home cemetery combination properties (the "Satellite Properties"). As a result of these acquisitions (collectively the "Acquisition Transaction"), the Company is the successor to the operations of the predecessor Mortuary and Cemetery.

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


RESULTS OF OPERATIONS

   The following table sets forth certain income statement data as a percentage of total sales for the Company.

                                          THREE MONTHS ENDED
                                               MARCH 31
                                           1997         1998
                                          ------       ------
Sales and services:
   Funeral sales and services              42.9%        37.0%
   Cemetery sales and services             48.4%        53.0%
   Insurance commissions and other          8.7%        10.0%
      Total sales and services            100.0%       100.0%
Gross profit:
   Funeral sales and services              80.5%        84.7%
   Cemetery sales and services             86.3%        79.5%
   Insurance Commissions and Other        100.0%       100.0%
Total gross profit                         85.0%        83.5%
Selling, general and administrative
 expenses                                  51.5%        48.8%
Amortization                                6.2%         4.2%
Interest expense                           21.9%        18.7%



QUARTER ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997

   Consolidated revenues for the quarter ended March 31, 1998 increased 26.1% to $22.7 million from $18.0 million for the quarter ended March 31, 1997. Consolidated gross profit increased 37.0% to $3.7 million from $2.7 million in 1997. As a percentage of revenue, consolidated gross margin percentage decreased to 83.5% in 1998 from 85.0% in 1997.

   Cemetery revenue for the quarter increased $3.3 million or 37.9% to 12.0 million. Pre-need cemetery property sales at Rose Hills increased by $2.3 million (69.6%) and pre-need cemetery merchandise and services were $1.3 million greater than in the first quarter of 1997, a 150% increase. This increase in pre-need sales was attributable to an increase in the number of products offered on pre-need contracts and the addition of over 120 new sales counselors compared to 1997. The number of interments increased by 4.5% over the prior year. Overall cemetery gross margin percentage decreased to 79.5% from 86.3% in 1997 due to the increased proportion of cemetery merchandise and services with associated lower gross margins. This sales mix shift is in line with the Company's strategic plan, which calls for greater emphasis on sales of pre-need cemetery merchandise and services.

                                      (6)

   Funeral revenue increased to $8.4 million from $7.7 million, an increase of 9.1%. The number of total calls at Rose Hills Mortuary increased 3.0% from 1997 to 1,493. The Satellite Properties' total calls was down 1.5%. Offsetting the decline in total calls was the increase in gross margin percentage on funeral revenue.

   Selling, general and administrative expenses increased to $11.1 million from $9.3 million in 1997. An increase in sales commission expense of approximately $1.1 million was the primary reason for this increase. As a percentage of total sales, selling, general and administrative expenses was 48.8% compared to 51.1% for the first quarter of 1997.

   EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $9.3 million for the quarter ended March 31, 1998 from $7.4 million for the quarter ended March 31, 1997. The increase was primarily a result of the increase in pre-need sales and an increase in leverage of existing corporate overhead. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.


LIQUIDITY AND CAPITAL RESOURCES

   The Company believes that, based upon current levels of operations and anticipated growth and the availability of the Bank Revolving Facility (see description below), it can meet working capital and short-term liquidity requirements for current operations and to service its indebtedness. As of March 31, 1998 the Company had net working capital of $1.8 million and a current ratio of 1.10 which approximates the same amounts and ratio at December 31, 1997.

   Net cash provided by operating activities was $4.8 million for the three months ended March 31, 1998, compared to net cash provided by operating activities of $0.8 million for the same period in 1997.

   The primary uses of cash will be principal payments on outstanding long-term indebtedness and capital expenditures as permitted under the terms of bank agreements. The Company estimates its current year capital expenditures of approximately $4.5 million will be used primarily to develop and improve the existing infrastructure and cemetery grounds, as well as the addition of rolling stock.

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

                                      (7)

   As a result of the Acquisition Transaction and the application of proceeds therefrom, the Company's total outstanding indebtedness was approximately $153.5 million as of March 31, 1998. As of March 31, 1998, the Company also had $25.0 million of borrowing capacity available under the Bank Revolving Facility. Management believes that, based upon current levels of operations and anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

   The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Exchange Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates. At March 31, 1998 the company was in compliance with the terms of the indenture and the bank audit facilities.


NEW ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". For the three month periods ended March 31, 1998 and 1997 the Company did not have any applicable comprehensive income.

   In June 1997, the FASB issued FASB No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 uses a "management approach" concept as the basis for identifying reportable segments.

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

   In February 1998, the FASB released SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits". The new statement is effective for fiscal years beginning after December 15, 1997. Statement 132 need not be applied to interim financial statements. Management has not determined the impact of SFAS132 on its consolidated financial statements.


YEAR 2000

   The Year 2000 issue is the result of some computer programs being written using two digits rather than four to represent calendar years. Such computer programs may recognize a value of "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

   The Company has committed personnel and resources to address potential Year 2000 issues both internally and with the Company's vendors and suppliers. The Company is in the process of identifying and assessing its mission-critical systems related to the issue. The Company plans to address Year 2000 issues in sufficient time prior to the century rollover.

                                      (8)

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

May 13, 1998

                                      (9)

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

10.10**__ Memorandum of Understanding, dated as of March 22, 1996 between Rose
           Hills Memorial Park Association and International Buddhist Progress Society.

10.11**__ Amended and Restated Employment Agreement, 1996 by and dated
           December between Rose Hills Company and Kendall E. Nungesser.

10.12**__ Employment Agreement dated November 19, 1996 by and between RH
           Mortuary Corporation and Dennis C. Poulsen.

10.13**__ Employment Confirmation dated November 18, 1996 by and between Rose
           Hills Company and Mark Helmintoller.

10.14**__ Employment Letter Agreement, dated April 22, 1997 by and between
           Rose Hills Company and Kenton C. Woods.

10.15**__ Addendum to Employment Letter Agreement, dated April 28, 1997 by and between Rose Hills Company and Kenton C. Woods.

10.16**__ Non-Competition Agreement dated as of November 19, 1996, between RH
           Mortuary Corporation and Kendall E. Nungesser.

10.17**__ Non-Competition Agreement dated as of November 19, 1996 between RH
           Mortuary Corporation and Dennis C. Poulsen.

10.18**__ Non-Competition Agreement dated as of November 19, 1996 between RH
           Mortuary Corporation and Sandy V. Durko.

21*    __ Subsidiaries of Rose Hills Company (formerly known as Rose Hills
           Acquisition Corp.).

27***  __ Financial Data Schedule

Exhibit
Number    Description
------    -----------

(b)  Reports on Form 8-K

     None
________________
  *Incorporated by reference to the Exhibits to the Company's Registration
   Statement on Form S-4 (Registration No. 333-21411).
 **Incorporated by reference to the Exhibits to the Company's Registration
   Statement on Form S-4 (Registration No. 333-21411 Amendment No. 1). ***Filed Herewith.