Form 10-Q
period 1998-06-30
ROSE HILLS CO
filed 1998-08-13
CIK 1030376

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                   FORM 10-Q

                                   (MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                               __________________


  Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     The number of outstanding Common shares as of August 13, 1998 was 1,000.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)

                                                                                      PAGE
PART I. FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS:

        CONSOLIDATED BALANCE SHEETS
          as of June 30, 1998 and December 31, 1997                                     1

        CONSOLIDATED STATEMENTS OF OPERATIONS
          for the Three and Six Months Ended June 30, 1998 and 1997                     2

        CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the Six Months Ended June 30, 1998 and 1997                               3

        CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          for the Six Months Ended June 30, 1998                                        4

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                      5

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                           6 - 9


PART II. OTHER INFORMATION

   ITEM 5  OTHER INFORMATION                                                            10

   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K                                             10

   SIGNATURES                                                                           10

   INDEX OF EXHIBITS                                                                    11

   EXHIBIT  27                                                                          12


                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1997 AND JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)

                                ASSETS
                                                                                1997         1998
                                                                              --------      --------
                                                                                           (Unaudited)
Current assets:
Cash and equivalents                                                          $  3,462      $  5,135
 Accounts receivable, net of allowances                                          5,870         7,168
 Inventory                                                                         875           946
 Prepaid expenses and other current assets                                       2,299         2,176
 Deferred tax asset                                                              4,658         4,658
                                                                              --------      --------

   Total current assets                                                         17,164        20,083
                                                                              --------      --------

 Long-term receivables, net of allowances                                       10,082        16,020
 Cemetery property                                                              76,778        75,574
 Property, plant and equipment, net                                             64,101        64,320
 Goodwill                                                                      128,200       126,525
 Deferred finance charges                                                       10,672         9,851
 Other assets                                                                    5,101         5,184
                                                                              --------      --------

   Total assets                                                               $312,098      $317,557
                                                                              ========      ========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable                                                             $  2,052      $  2,663
 Accrued expenses                                                                8,156        12,991
 Accrued interest                                                                1,291         1,318
 Other current liabilities                                                       1,459           811
 Current portion of long-term debt                                               2,368         2,121
                                                                              --------      --------

     Total current liabilities                                                  15,326        19,904

 Retirement plan liabilities                                                     7,389         7,220
 Deferred tax liability                                                          5,122         5,122
 Subordinated notes payable                                                     80,000        80,000
 Bank senior term loan                                                          72,500        72,000
 Other long-term debt                                                            2,415         2,073
 Other liabilities                                                               2,088         2,411
                                                                              --------      --------

     Total liabilities                                                         184,840       188,730
                                                                              --------      --------

Commitment and contingencies
Stockholder's equity:
 Common stock par value $.01; 1,000 authorized; 1,000 shares outstanding            --            --
   Additional paid in capital                                                  129,554       129,554
  Accumulated earnings (deficit)                                                (2,296)         (727)
                                                                              --------      --------
     Total stockholder's equity                                                127,258       128,827
                                                                              --------      --------

 Total liabilities and stockholder's equity                                   $312,098      $317,557
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


                                      (1)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                               Three Months Ended June 30   Six Months Ended June 30
                                               --------------------------   ------------------------
                                                     1997        1998            1997       1998
                                                     ----        ----            ----       ----
Sales and services:
  Funeral sales and services                       $ 6,953     $ 7,279         $15,172    $15,746
  Cemetery sales and services                        9,139      10,832          17,137     22,759
  Insurance commissions and other                    2,154       1,527           3,787      3,743
                                                   -------     -------         -------    -------

     Total sales and services                       18,246      19,638          36,096     42,248
                                                   -------     -------         -------    -------


Cost of sales and services:
  Funeral sales and services                         1,502       1,118           2,858      2,380
  Cemetery sales and services                        1,292       1,785           2,415      4,264
                                                   -------     -------         -------    -------

     Total costs of sales and services               2,794       2,903           5,273      6,644
                                                   -------     -------         -------    -------

   Gross profit                                     15,452      16,735          30,823     35,604

Selling, general and administrative expenses        10,657      11,380          20,015     22,439
  Amortization of purchase price in excess of
      net assets acquired and other intangibles        533         931           1,640      1,889
                                                   -------     -------         -------    -------

   Income from operations                            4,262       4,424           9,168     11,276

Other expense - Interest expense                    (4,085)     (4,070)         (8,010)    (8,254)
                                                   -------     -------         -------    -------
   Income before income tax                            177         354           1,158      3,022

Provision for income tax                                80         168             550      1,453
                                                   -------     -------         -------    -------

   Net income                                           97         186             608      1,569
                                                   =======     =======         =======    =======

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

                                                                                       Six Months    Six Months
                                                                                          Ended         Ended
                                                                                         June 30       June 30
                                                                                          1997          1998
                                                                                       -----------   -----------
Cash flow from operating activities:
   Net income                                                                             $   608       $ 1,569
                                                                                          -------       -------
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                            3,448         4,198
   Amortization of cemetery property                                                        1,313         1,204
   Provision for bad debts and sales cancellation                                             791         1,680
Loss on disposal of property, plant and equipment                                              --             5
Changes in assets and liabilities:
   Increase in accounts receivable                                                         (4,321)       (8,916)
   Decrease (increase) in inventories                                                         337           (71)
   Decrease (increase) in prepaid expenses and in other current assets                       (289)          123
   Increase (decrease) in accounts payable and accrued expenses                            (3,133)        5,473
   Decrease in retirement plan liabilities                                                   (208)         (169)
   Net decrease in other assets and liabilities                                              (248)         (251)
                                                                                          -------       -------

        Total adjustments                                                                  (2,310)        3,276
                                                                                          -------       -------

        Net cash provided by (used in) operating activities                                (1,702)        4,845
                                                                                          -------       -------

Cash flows from investing activities:
   Capital expenditures                                                                    (1,165)       (1,586)
                                                                                          -------       -------

        Net cash used in investing activities                                              (1,165)       (1,586)
                                                                                          -------       -------

Cash flows from financing activities:
   Repayments of borrowings under Bank Credit Agreement                                      (500)       (1,000)
   Decrease in other long-term debt                                                          (235)         (396)
   Principal payments of capital lease obligations                                           (190)         (190)
                                                                                          -------       -------

        Net cash used in financing activities                                                (925)       (1,586)
                                                                                          -------       -------

        Net increase (decrease) in cash and cash equivalents                               (3,792)        1,673

Cash and cash equivalents at beginning of period                                            7,900         3,462
                                                                                          -------       -------
Cash and cash equivalents at end of period                                                $ 4,108       $ 5,135
                                                                                          =======       =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest paid                                                                         7,230         7,367
      Taxes paid                                                                              435             4




See accompanying notes to unaudited consolidated financial statements.



                                      (3)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
               (DOLLARS IN THOUSANDS, EXCEPT SHARES OUTSTANDING)
                                  (UNAUDITED)


                                                                   ACCUMULATED        TOTAL
                                     SHARES        ADDITIONAL        EARNINGS     STOCKHOLDER'S
                                   OUTSTANDING   PAID IN CAPITAL     (DEFICIT)        EQUITY
                                   -----------   ---------------   -----------    -------------

Balance, December 31, 1997            1,000         129,554          (2,296)          127,258
   Net income                            --              --           1,569             1,569
                                      -----         -------           -----           -------

Balance, June 30, 1998                1,000         129,554           (727)           128,827
                                      =====         =======           =====           =======


See accompanying notes to unaudited consolidated financial statements.


                                      (4)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

  The accompanying June 30, 1998 interim consolidated financial statements of Rose Hills Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the financial condition as of June 30, 1998 and the results of operations and cash flows for the three months and six months ended June 30, 1998. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

  Earnings (loss) per share have not been included, as the Company is a wholly-owned subsidiary of Rose Hills Holdings Corp. ("RH Holdings").

  The Company was formed in 1996 for purposes of acquiring Roses, Inc. (the "Mortuary" or "Roses") and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association and Workman Mill Investment Company (the "Cemetery" or the "Association"). Also, in connection with the acquisition, one of RH Holdings' shareholders contributed 14 funeral homes and 2 funeral home cemetery combination properties. As a result of these acquisitions (collectively "Acquisition Transaction"), the Company is the successor to the operations of the predecessor Mortuary and Cemetery.

  The accounting and reporting policies of the Company conform to generally accepted accounting principles and the prevailing practices within the cemetery and mortuary industry. All significant intercompany accounts and transactions have been eliminated.

Reclassification

  Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.


2.   SETTLEMENT AGREEMENT

  In connection with the Acquisition Transaction, Roses entered into a "Settlement Agreement" dated November 19, 1996 with the Association to resolve amounts due/owed between Roses and the Association as of November 18, 1996. As of June 30, 1998, the Company and the Association have not reached a final agreement with respect to amounts owed under the terms of the Settlement Agreement. However, in the opinion of management of the Company, amounts accrued at June 30, 1998 are adequate to satisfy amounts that may be due the Association under the Settlement Agreement.



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

  The Cemetery and the Mortuary (collectively, "Rose Hills") are located on the grounds of the Cemetery, Rose Hills Memorial Park. Rose Hills is the largest single location cemetery funeral home combination in the United States and the Cemetery is the largest single location cemetery in the United States. Rose Hills is situated less than 14 miles from downtown Los Angeles on approximately 1,418 acres of permitted cemetery land near Whittier, California. The Cemetery and Mortuary have been continuously operating since 1914 and 1956, respectively. As a result of the Acquisition Transaction, the Company owns a strategic assembly of cemeteries and funeral homes in the greater Los Angeles area.


RESULTS OF OPERATIONS

  The following table sets forth certain income statement data as a percentage of total sales for the Company.

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30              JUNE 30
                                           1997       1998       1997       1998
                                         --------   ---------   -------   --------
Sales and services:
 Funeral sales and services                 38.1%       37.1%     42.0%      37.3%
 Cemetery sales and services                50.1%       55.1%     47.5%      53.8%
  Insurance commissions and other           11.8%        7.8%     10.5%       8.9%
      Total sales and services             100.0%      100.0%    100.0%     100.0%
Gross profit:
  Funeral sales and services                78.4%       84.6%     82.8%      84.9%
  Cemetery sales and services               85.9%       83.5%     84.6%      81.3%
   Insurance Commissions and Other         100.0%      100.0%    100.0%     100.0%
Total gross profit                          84.7%       85.2%     85.4%      84.3%
Selling, general and administrative
  Expenses                                  58.4%       57.9%     55.4%      53.1%
Amortization                                 2.9%        4.7%      4.5%       4.5%
Interest expense                            22.4%       20.7%     22.2%      19.5%

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

  Consolidated revenues for the quarter ended June 30, 1998 increased 7.6% to $19.6 million from $18 million for the quarter ended June 30, 1997. Consolidated gross profit increased 8.3% to $16.7 million from $15.5 million in 1997. As a percentage of revenue, consolidated gross margin percentage increased to 85.2% in 1998 from 84.7% in the same quarter 1997.

  Cemetery revenue for the quarter increased $1.7 million or 18.6% to $10.8 million. Pre-need cemetery revenue was $7.2 million compared to $5.8 million for the prior year. Substantially all of the increase in pre-need cemetery revenue came from merchandise and services, as property sales approximated last year's level. At-need cemetery revenue for the quarter increased 9% to $3.6 million. The number of interments during the quarter increased 0.8% over the same quarter last year. The lower cemetery gross margin (83.5% this year compared to 85.9% last year) is a direct result of the increased proportion of pre-need merchandise and service revenue with its associated lower gross margins. This sales mix shift is in line with the Company's strategic plan, which calls for greater emphasis on sales of pre-need cemetery merchandise and services.

                                      (6)

  Funeral revenue for the quarter increased to $7.3 million from $6.9 million in the same quarter for the prior year, an increase of 5.8%. The number of total calls increased 4.0% from 1997 to 2,148.


  Insurance commissions and other revenue decreased to $1.5 million from $2.2 million in the same quarter in 1997. Pre-need insurance commissions decreased from $0.8 million in 1997 to $0.1 million this year. In April 1998, the Company changed its pre-need insurance product from Forethought to Mayflower, a subsidiary of Loewen. The training of the sales force in the new product and other administrative requirements of this changeover contributed to a reduction in insurance volume for the quarter and a corresponding drop in commission revenue.

  Selling, general and administrative expenses increased to $11.4 million from $10.7 million in 1997. As a percentage of total sales, selling, general and administrative expenses was 57.9% compared to 58.4% for the second quarter of 1997.

  EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $6.5 million for the quarter ended June 30, 1998 from $5.8 million for the quarter ended June 30, 1997. The increase was primarily a result of the increase in pre-need sales and an increase in leverage of existing corporate overhead. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

  Consolidated revenues for the six months ended June 30, 1998 increased 17.0% to $42.2 million from $36.1 million for the same period in 1997. Consolidated gross profit increased 15.5% to $35.6 million from $30.8 million in 1997. As a percentage of revenue, consolidated gross margin percentage decreased to 84.3% in 1998 from 85.4% in 1997.

  Cemetery revenue for the six months increased $5.6 million to $22.8 million. Pre-need cemetery property sales at Rose Hills increased by $1.9 million (23.3%) and pre-need cemetery merchandise and services were $3.5 million greater than in the first six months of 1997, a 257.6% increase. This increase in pre-need sales was attributable to an increase in the number of products offered on pre-need contracts and the addition of over 120 new sales counselors compared to 1997. The number of interments increased by 2.4% over the prior year. The overall cemetery gross margin percentage decreased due to the sales mix shift to a higher proportion of pre-need merchandise and services.

  Funeral revenue increased to $15.7 million from $15.2 million, an increase of 3.8%. The number of total calls at Rose Hills Mortuary increased 0.5% from 1997 to 2,712.

  Selling, general and administrative expenses increased to $22.4 million from $20.0 million in 1997. An increase in sales commission expense of approximately $1.3 million was the primary reason for this increase. As a percentage of total sales, selling, general and administrative expenses was 53.1% compared to 55.4% for the first six months of 1997.

  EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $15.7 million for the six months ended June 30, 1998 from $13.2 million for the six months ended June 30, 1997. The increase was primarily a result of the increase in pre-need sales and an increase in leverage of existing corporate overhead. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.


LIQUIDITY AND CAPITAL RESOURCES

  The Company believes that, based upon current levels of operations and anticipated growth and the availability of the Bank Revolving Facility (see description below), it can meet working capital and short-term liquidity requirements for current operations and to service its indebtedness. As of June 30, 1998 the Company had net working capital of $0.2 million and a current ratio of 1.01 as compared to $1.8 million of net working capital and current ratio of
1.12 at December 31, 1997.

  Net cash provided by operating activities was $4.8 million for the six months ended June 30, 1998. For the same period last year, net cash used in operating activities was $1.7 million.

  The primary uses of cash will be principal payments on outstanding long-term indebtedness and capital expenditures as permitted under the terms of bank agreements. The Company estimates its current year capital expenditures of approximately $4.5 million will be used primarily to develop and improve the existing infrastructure and cemetery grounds, as well as the addition of rolling stock.

                                      (7)

  Contemporaneously with the consummation of the Acquisition Transaction, the Company entered into senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $75 million, the proceeds of which were used to finance the Acquisition Transaction and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility") in an aggregate principal amount of up to $25 million, the proceeds of which are available for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. In addition, the Company has the right, subject to certain conditions and performance tests, to increase the Bank Term Facility by up to $25.0 million. The Bank Term Facility and the Bank Revolving Facility will mature on November 1, 2003. The Bank Term Facility is subject to amortization, subject to certain conditions, in semi-annual installments in the amounts of $1 million in each of the first three years after the anniversary of the closing date of the Bank Term Facility (the "Bank Closing"); $3 million in the fourth year after the Bank Closing; $7 million in the fifth year after the Bank Closing; $9 million in the sixth year after the Bank Closing and $53 million upon maturity of the Bank Term Facility. The Revolving Credit Facility is payable in full at maturity, with no prior amortization.

  All obligations under the Bank Credit Facilities and any interest rate hedging agreements entered into with the lenders or their affiliates in connection therewith are unconditionally guaranteed (the "Bank Guarantees"), jointly and severally, by Rose Hills Holdings, Corp. and each of the Company's existing and future domestic subsidiaries (the "Bank Guarantors"). All obligations of the Company and the Bank Guarantees are secured by first priority security interests in all existing and future assets (including real property located at Rose Hills but excluding other real property and vehicles covered by certificates of title) of the Company and the Bank Guarantors. In addition, the Bank Credit Facilities are secured by a first priority security interest in 100% of the capital stock of the Company and each subsidiary thereof and all intercompany receivables.

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

  As a result of the Acquisition Transaction and the application of proceeds therefrom, the Company's total outstanding indebtedness was approximately $153.5 million as of June 30, 1998. As of June 30, 1998, the Company also had $25.0 million of borrowing capacity available under the Bank Revolving Facility. Management believes that, based upon current levels of operations and anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

  The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Exchange Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates. At June 30, 1998 the company was in compliance with the terms of the indenture and the bank audit facilities.


NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". For the three month periods ended June 30, 1998 and 1997 the Company did not have any applicable comprehensive income.



                                      (8)

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

  Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Earlier application is encouraged. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. Statement 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. Management has not determined the impact of SFAS No. 131 on its consolidated financial statements.

  In February 1998, the FASB released SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits". The new statement is effective for fiscal years beginning after December 15, 1997. Statement 132 need not be applied to interim financial statements. Management has not determined the impact of SFAS No. 132 on its consolidated financial statements.

  The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5 in April 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Management has not determined the impact of SOP 98-5 on its consolidated financial statements.

  The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal years beginning after June 15, 1999. Management has not determined the impact of SFAS No. 133 on its consolidated financial statements.


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



                                      (9)

PART II

ITEM 5 - OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

  Certain statements in this Quarterly Report on Form 10-Q include "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, plans to increase revenues and ability to meet its financial obligations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the qualifications in the preceding paragraph.

MANAGEMENT CHANGE

  On August 11, 1998, the Company appointed Dillis R. Ward as Chief Executive Officer replacing Larry Miller. Mr. Miller remains as a director and Mr. Ward continues as President of the Company.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  The Exhibit, as shown in the "Index of Exhibits", attached hereto as page 11, is filed as a part of this Report.


SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



           ROSE HILLS COMPANY


           /s/ KENTON C. WOODS
           -------------------


           Kenton C. Woods
           Senior Vice President Finance and Chief Financial Officer, Secretary and Treasurer
           (Duly Authorized Officer and Principal Financial Officer)


August 13, 1998



                                      (10)

INDEX OF EXHIBITS


Exhibit
Number   Description
-------  -----------

(a)
27       Financial Data Schedule

(b)      Reports on Form 8-K

         None
________________



                                      (11)