Form 10-Q
period 1998-09-30
ROSE HILLS CO
filed 1998-11-06
CIK 1030376

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                   FORM 10-Q

                                   (MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                               __________________


  Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

   The number of outstanding Common shares as of November 5, 1998 was 1,000.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)


                                                                                                          PAGE

PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

    CONSOLIDATED BALANCE SHEETS
          as of September 30, 1998 and December 31, 1997                                                     1

    CONSOLIDATED STATEMENTS OF OPERATIONS
          for the Three and Nine Months Ended September 30, 1998 and 1997                                    2

    CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the Nine Months Ended September 30, 1998 and 1997                                              3

    CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          for the Nine Months Ended September 30, 1998                                                       4

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                               5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                                               6 - 11


PART II. OTHER INFORMATION

  ITEM 5   OTHER INFORMATION                                                                                11

  ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                                                 11

  SIGNATURES                                                                                                11

  INDEX OF EXHIBITS                                                                                         12

  EXHIBIT  27                                                                                               13

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1997 AND SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

                                    ASSETS
                                                                                1997         1998
                                                                              --------    ----------
Current assets:                                                                           (Unaudited)
 Cash and equivalents                                                         $  3,462      $  3,882
 Accounts receivable, net of allowances                                          5,870         7,995
 Inventory                                                                         875           979
 Prepaid expenses and other current assets                                       2,299         2,609
 Deferred tax asset                                                              4,658         4,658
                                                                              --------      --------
     Total current assets                                                       17,164        20,123
                                                                              --------      --------

 Long-term receivables, net of allowances                                       10,082        17,357
 Cemetery property                                                              76,778        75,143
 Property, plant and equipment, net                                             64,101        66,066
 Goodwill                                                                      128,200       125,701
 Deferred finance charges                                                       10,672         9,443
 Other assets                                                                    5,101         5,446
                                                                              --------      --------
     Total assets                                                             $312,098      $319,279
                                                                              ========      ========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable                                                             $  2,052      $  2,062
 Accrued expenses                                                                8,156        11,005
 Accrued interest                                                                1,291         3,111
 Other current liabilities                                                       1,459           865
 Current portion of long-term debt                                               2,368         2,265
                                                                              --------      --------
     Total current liabilities                                                  15,326        19,308

 Retirement plan liabilities                                                     7,389         7,103
 Deferred tax liability                                                          5,122         5,122
 Subordinated notes payable                                                     80,000        80,000
 Bank senior term loan                                                          72,500        72,000
 Other long-term debt                                                            2,415         2,271
 Other liabilities                                                               2,088         4,615
                                                                              --------      --------
     Total liabilities                                                         184,840       190,419
                                                                              --------      --------

Commitment and contingencies
Stockholder's equity:
 Common stock par value $.01; 1,000 authorized; 1,000 shares outstanding            --            --
 Additional paid in capital                                                    129,554       129,554
 Accumulated earnings (deficit)                                                 (2,296)         (694)

     Total stockholder's equity                                                127,258       128,860
                                                                              --------      --------
     Total liabilities and stockholder's equity                               $312,098      $319,279
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

                                      (1)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                     Three Months Ended       Nine Months Ended
                                                     -------------------      -----------------
                                                        September 30            September 30
                                                        ------------            ------------
                                                       1997       1998        1997       1998
                                                       ----       ----        ----       ----

Sales and services:
  Funeral sales and services                         $ 6,904    $ 6,774    $ 22,076    $ 22,520
  Cemetery sales and services                          7,959     10,444      25,096      33,203
  Insurance commissions and other                      2,127      1,987       5,914       5,730
                                                     -------    -------    --------    --------

     Total sales and services                         16,990     19,205      53,086      61,453
                                                     -------    -------    --------    --------
Cost of sales and services:
  Funeral sales and services                           1,258      1,062       4,117       3,442
  Cemetery sales and services                          1,446      2,097       3,860       6,361
                                                     -------    -------    --------    --------

     Total costs of sales and services                 2,704      3,159       7,977       9,803
                                                     -------    -------    --------    --------

   Gross profit                                       14,286     16,046      45,109      51,650

Selling, general and administrative expenses          10,485     10,943      30,500      33,382
  Amortization of purchase price in excess of
      net assets acquired and other intangibles          968        931       2,608       2,820
                                                     -------    -------    --------    --------

   Income from operations                              2,833      4,172      12,001      15,448

Other expense - Interest expense                      (4,201)    (4,105)    (12,211)    (12,359)
                                                     -------    -------    --------    --------
   Income before income tax                           (1,368)        67        (210)      3,089

Provision for income tax                                (241)        34         310       1,487
                                                     -------    -------    --------    --------

   Net income                                         (1,127)        33        (520)      1,602
                                                     =======    =======    ========    ========

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

                                                                                           Nine Months
                                                                                              Ended
                                                                                           September 30
                                                                                         1997        1998
                                                                                       -------    --------

Cash flow from operating activities:
 Net income                                                                            $  (520)   $  1,602
                                                                                       -------    --------
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                           5,399       6,371
 Amortization of cemetery property                                                       1,972       1,665
 Provision for bad debts and sales cancellation                                          1,167       2,418
Loss on disposal of property, plant and equipment                                           --           5
Changes in assets and liabilities:
 Increase in accounts receivable                                                        (4,190)    (11,818)
 Decrease (increase) in inventories                                                         34        (104)
 Increase in prepaid expenses and in other current assets                                 (754)       (310)
 Increase (decrease) in accounts payable and accrued expenses                           (3,350)      4,669
 Decrease in retirement plan liabilities                                                  (332)       (286)
 Net decrease (increase) in other assets and liabilities                                  (492)      1,578
                                                                                       -------    --------

Total adjustments                                                                         (546)      4,188
                                                                                       -------    --------

    Net cash provided by (used in) operating activities                                 (1,066)      5,790
                                                                                       -------    --------

Cash flows from investing activities:
  Capital expenditures                                                                  (1,750)     (3,297)
  Proceeds from disposal of PPE                                                              0          31
  Additions to goodwill                                                                   (503)         --
                                                                                       -------    --------


    Net cash used in investing activities                                               (2,253)     (3,266)
                                                                                       -------    --------

Cash flows from financing activities:
 Repayments of borrowings under Bank Credit Agreement                                   (1,000)     (1,000)
 Additions to deferred finance charges                                                    (809)         --
 Decrease in other long-term debt                                                         (497)       (415)
 Principal payments of capital lease obligations                                          (230)       (689)

    Net cash used in financing activities                                               (2,536)     (2,104)

    Net increase (decrease) in cash and cash equivalents                                (5,855)        420

Cash and cash equivalents at beginning of period                                         7,900       3,462
                                                                                       -------    --------
Cash and cash equivalents at end of period                                             $ 2,045    $  3,882
                                                                                       =======    ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest paid                                                                       $ 8,754    $  9,242
   Taxes paid                                                                          $   449    $    859

See accompanying notes to unaudited consolidated financial statements.

                                      (3)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
               (DOLLARS IN THOUSANDS, EXCEPT SHARES OUTSTANDING)
                                  (UNAUDITED)


                                                                ACCUMULATED        TOTAL
                                  SHARES        ADDITIONAL        EARNINGS     STOCKHOLDER'S
                                OUTSTANDING   PAID IN CAPITAL    (DEFICIT)        EQUITY
                                                                 --------         ------

Balance, December 31, 1997            1,000           129,554        (2,296)         127,258
   Net income                            --                --         1,602            1,602
                                     ------           -------        ------          -------

Balance, September 30, 1998           1,000           129,554          (694)         128,860
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

                                      (4)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying September 30, 1998 interim consolidated financial statements of Rose Hills Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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


2.   SETTLEMENT AGREEMENT

     In connection with the Acquisition Transaction, Roses entered into a "Settlement Agreement" dated November 19, 1996 with the Association to resolve amounts due/owed between Roses and the Association as of November 18, 1996. As of September 30, 1998, the Company and the Association have not reached a final agreement with respect to amounts owed under the terms of the Settlement Agreement. However, in the opinion of management of the Company, amounts accrued at September 30, 1998 are adequate to satisfy amounts that may be due the Association under the Settlement Agreement.

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


RESULTS OF OPERATIONS

  The following table sets forth certain income statement data as a percentage of total sales for the Company.



                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                               SEPTEMBER 30            SEPTEMBER 30
                                            1997        1998        1997         1998
                                           ------       ----        -----        -----
Sales and services:
 Funeral sales and services               40.6%           35.3%    41.6%           36.7%
 Cemetery sales and services              46.9%           54.4%    47.3%           54.0%
  Insurance commissions and other         12.5%           10.3%    11.1%            9.3%
      Total sales and services           100.0%          100.0%   100.0%          100.0%
Gross profit:
  Funeral sales and services              81.8%           84.3%    81.4%           84.7%
  Cemetery sales and services             81.8%           79.9%    84.6%           80.8%
Total gross profit                        84.1%           83.6%    85.0%           84.0%
Selling, general and administrative
  Expenses                                61.7%           57.0%    57.5%           54.3%
Amortization                               5.7%            4.8%     4.9%            4.6%
Interest expense                          24.7%           21.4%    23.0%           20.1%

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

  Consolidated revenues for the quarter ended September 30, 1998 increased 12.9% to $19.2 million from $17.0 million for the quarter ended September 30, 1997. Consolidated gross profit increased 11.9% to $16.0 million from $14.3 million in 1997. As a percentage of revenue, consolidated gross margin percentage decreased to 83.6% in 1998 from 84.1% in the same quarter 1997.

  Cemetery revenue for the quarter increased $2.5 million or 31.2% to $10.4 million. Pre-need cemetery revenue was $7.3 million compared to $5.8 million for the prior year. Substantially all of the increase in pre-need cemetery revenue came from property sales. At-need cemetery revenue for the quarter increased 24.0% to $3.1 million due primarily to increase sales of merchandise and services. The lower cemetery gross margin (79.9% this year compared to 81.8% last year) is a direct result of the increased proportion of pre-need merchandise and service revenue with its associated lower gross margins. This sales mix shift is in line with the Company's strategic plan, which calls for greater emphasis on sales of pre-need cemetery merchandise and services.

                                      (6)

  Funeral revenue for the quarter decreased to $6.8 million from $6.9 million in the same quarter for the prior year, a decrease of 1.4%. The number of total calls decreased 3.2% from 1997 to 1,987.

  Insurance commissions and other revenue decreased to $2.0 million from $2.1 million in the same quarter in 1997. Pre-need insurance commissions decreased from $0.7 million in 1997 to $0.4 million this year. In April 1998, the Company changed its pre-need insurance product from Forethought to Mayflower, a subsidiary of Loewen. The training of the sales force in the new product and other administrative requirements of this changeover contributed to a reduction in insurance volume for the quarter and a corresponding drop in commission revenue.

  Selling, general and administrative expenses, which includes variable sales commission expense, increased to $10.9 million from $10.5 million in 1997. As a percentage of total sales, selling, general and administrative expenses was 57.0% compared to 61.7% for the third quarter of 1997.

  EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $6.3 million for the quarter ended September 30, 1998 from $5.1 million for the quarter ended September 30, 1997. The increase was primarily a result of the increase in pre-need sales and an increase in leverage of existing corporate overhead. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

  Consolidated revenues for the nine months ended September 30, 1998 increased 15.8% to $61.5 million from $53.1 million for the same period in 1997. Consolidated gross profit increased 14.6% to $51.7 million from $45.1 million in 1997. As a percentage of revenue, consolidated gross margin percentage decreased to 84.0% in 1998 from 85.0% in 1997.

  Cemetery revenue for the nine months increased $8.1 million to $33.2 million. Pre-need cemetery property sales at Rose Hills increased by $3.3 million (28.0%) and pre-need cemetery merchandise and services were $3.6 million greater than in the first nine months of 1997, a 90% increase. This increase in pre-need sales was attributable to an increase in the number of products offered on pre-need contracts and the addition of over 120 new sales counselors compared to 1997. The number of interments increased by 0.4% over the prior year. The overall cemetery gross margin percentage decreased due to the sales mix shift to a higher proportion of pre-need merchandise and services.

  Selling, general and administrative expenses increased to $33.4 million from $30.1 million in 1997. An increase in sales commission expense of approximately $2.3 million was the primary reason for this increase. As a percentage of total sales, selling, general and administrative expenses was 54.3% compared to 57.5% for the first nine months of 1997.

  EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $22.1 million for the nine months ended September 30, 1998 from $18.3 million for the nine months ended September 30, 1997. The increase was primarily a result of the increase in pre-need sales and an increase in leverage of existing corporate overhead. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.


LIQUIDITY AND CAPITAL RESOURCES

  The Company believes that, based upon current levels of operations and anticipated growth and the availability of the Bank Revolving Facility (see description below), it can meet working capital and short-term liquidity requirements for current operations and to service its indebtedness. As of September 30, 1998 the Company had net working capital of $0.8 million and a current ratio of 1.04 as compared to $1.8 million of net working capital and current ratio of 1.12 at December 31, 1997.

  Net cash provided by operating activities was $5.8 million for the nine months ended September 30, 1998. For the same period last year, net cash used in operating activities was $1.1 million.

  The primary uses of cash will be principal payments on outstanding long-term indebtedness and capital expenditures as permitted under the terms of bank agreements. The Company estimates its current year capital expenditures of approximately $4.5 million will be used primarily to develop and improve the existing infrastructure and cemetery grounds, as well as the

                                      (7)
addition of rolling stock. In addition to principal payments on outstanding long-term debt and capital expenditures, cash will be used to finance installment contracts receivable during the ramp up of pre-need sales.

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

  As a result of the Acquisition Transaction and the application of proceeds therefrom, the Company's total outstanding indebtedness was approximately $153.0 million as of September 30, 1998. As of September 30, 1998, the Company also had $25.0 million of borrowing capacity available under the Bank Revolving Facility. Management believes that, based upon current levels of operations and anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

  The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Exchange Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates. At September 30, 1998 the company was in compliance with the terms of the indenture and the bank audit facilities.


NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". For the three month periods ended September 30, 1998 and 1997 the Company did not have any applicable comprehensive income.

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


IMPACT OF THE YEAR 2000 ISSUE

OVERVIEW

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or other disruption of operations and impede normal business activities.


THE COMPANY'S STATE OF READINESS

  During the past year, the Company has been evaluating and assessing its existing informational computer systems, as well as non-informational systems, and determined that it will be necessary to modify or replace certain portions of its software and hardware so that its systems will function properly beyond December 31, 1999. In particular, certain of the Company's financial reporting and information gathering systems, such as general ledger, fixed assets, payroll, commissions, accounts receivable and payable, etc., required modification or replacement. Continued accurate and timely information processing and reporting is critical to the ongoing operations of the Company. Similarly, non-informational systems, such as communications systems, security systems, etc., are critical to the safe and uninterrupted performance of the Company. The evaluation of the non-informational systems determined that all significant areas are or will be Year 2000 compliant and pose no significant risks.

                                      (9)

  As systems were evaluated and assessed, a detailed work plan was developed to ensure that each area requiring modification or replacement is adequately and timely addressed. At this time, the Company's work plan continues to indicate that most significant areas have been or are scheduled to be remedied by mid-1999. Such work plan includes adequate time for remediation of the area, as well as testing to ensure the remediation efforts were complete. Additionally, the Company has established an Executive Steering Committee to monitor remaining implementation plans and to determine whether all remaining areas have been assessed and evaluated, resources identified and remediation completed on a timely basis.

  A summary of the Company's work plan and status is as follows:


                                                    EVALUATION               YEAR 2000                COMPLETION
FUNCTION                                             COMPLETE                COMPLIANT                   DATE
------------------------------------------     --------------------------------------------------------------------
Financial Accounting and  Reporting                     Yes                      No                    2Q 1999
Funeral Home Operations                                 Yes                      No                    2Q 1999
Cemetery Operations                                     Yes                      No                    2Q 1999


  In addition, systems improvements and benefits beyond solution of the Year 2000 Issues are expected to be realized as a result of the above initiatives.

  The Company has also made formal communications with its significant vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company is currently gathering information requested from third parties to complete its evaluation and assessment of what, if any, material relationships exist and whether or not such relationships present significant risks to the continued operations of the Company beyond 1999. This evaluation and assessment is to be completed at the end of the first quarter of 1999. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.


THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

  To date, management estimates that the total cost (including hardware, software and services) incurred by the Company to evaluate, assess and remedy Year 2000 Issues has been less than $0.5 million. The expected future cost to complete evaluation, assessment and remediation of Year 2000 Issues, including replacement if necessary, is expected to be less than $1.0 million.

  The cost and the date on which the Company plans to complete the Year 2000 Issue modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Company's total Year 2000 Issue project cost and estimates to complete exclude the estimated costs and time associated with the impact of a third party's Year 2000 Issue, which are not yet determinable.


THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

  It is difficult to accurately project what the potential risks and ramifications to the Company may be, in the event timely remediation efforts are not completed by either the Company or significant third parties. In such an event, it is likely that the ability to maintain accurate and complete financial records of the Company's activities and transactions, and possibly the timely and cost-effective procurement of merchandise, may be impaired. Such events, should they occur, would be likely to significantly impair the Company's ability to operate as it does today, creating business interruption, potential loss of business, and earnings and liquidity difficulties. The Company presently believes that with current and planned modifications to existing software and conversions to new software, the risk of potential loss associated with the Year 2000 Issue can be mitigated.

                                      (10)

However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.


THE COMPANY'S CONTINGENCY PLANS

  Though the Company's Year 2000 Issue work plan is believed to be adequate to achieve full system compliance on a timely basis, there may be circumstances that could prevent timely implementation. Accordingly, the Company has designed its work plan to address this potential occurrence. First, the work plan has been designed to ensure that the most critical systems and areas are addressed first, and in a manner that provides adequate time to remediate and test thoroughly. Second, the Company has secured external expert resources to assist in evaluation, assessment, prioritization and implementation of the work plan to further ensure its success. Third, in the event the Company is unable to completely remediate a system, the Company has sought to develop, where necessary, an alternative solution as a back-up plan, such as developing a "parallel" remediation effort (i.e., modifying an existing system to ensure it is Year 2000 compliant at the same time such system is being completely replaced). The Company will continue to monitor and adjust its contingency plan needs in conjunction with the progress made on the primary work plan.


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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  The Exhibit, as shown in the "Index of Exhibits", attached hereto as page 12, is filed as a part of this Report.


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

November 5, 1998

                                      (11)

INDEX OF EXHIBITS


Exhibit
Number  Description
------  -----------

(a)
27*     __Financial Data Schedule
10.19*  __Employment Agreement dated July 10, 1998 by and between Rose Hills
          Company and Dillis R. Ward.
10.20*  __Employment Agreement dated November 3, 1998 by and between Rose Hills
          Company and Kenton C. Woods.


(b)  Reports on Form 8-K

     None
________________
*Filed Herewith.

                                      (12)