Form 10-K
period 1998-12-31
ROSE HILLS CO
filed 1999-03-30
CIK 1030376

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

                  For the fiscal year ended December 31, 1998

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from to       to

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

  Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---   -----
  The number of outstanding Common shares as of March 24, 1999, was 1,000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

  Item
 Number                                                                    Page
 ------                                                                    ----
  1.    BUSINESS........................................................     1
  2.    PROPERTIES......................................................     5
  3.    LEGAL PROCEEDINGS...............................................     6
  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.............     6

                                     PART II

  5.    MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.........     7
  6.    SELECTED FINANCIAL DATA.........................................     7
  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................     8
  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......    15
  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................    16
  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE...........................................    16

                                    PART III

 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............    17
 11.    EXECUTIVE COMPENSATION..........................................    18
 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..    19
 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................    20

                                     PART IV

 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
        8-K.............................................................    22

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

  In connection with the Acquisition, RH Holdings, Blackstone Capital Partners II Merchant Banking Fund L.P and its affiliates (collectively, "Blackstone"), a subsidiary of Loewen ("LN Sub"), Loewen Group International Inc. ("LGII") and The Loewen Group Inc. ("LWN") entered into a subscription agreement (the "Subscription Agreement") pursuant to which: (i) Blackstone subscribed for common stock of RH Holdings in exchange for a cash contribution to RH Holdings, (ii) LGII subscribed for common stock and preferred stock of RH Holdings in exchange for a cash contribution to RH Holdings, and (iii) LN Sub subscribed for shares of preferred stock of RH Holdings in exchange for the contribution by LN Sub of the Satellite Properties.

  In connection with the Acquisition Transaction, (i) Blackstone and Loewen contributed to RH Holdings and RH Holdings contributed to the Company $106.6 million ($107.0 million less $0.4 million advanced by the Company to RHI Management Direct L.P. ("RHIMD") to finance its purchase of common stock of RH Holdings) in cash; (ii) the Company acquired the Mortuary in consideration of the payment of $59.9 million in cash (subject to downward adjustment under certain circumstances) after giving effect to the repayment of outstanding debt of the Mortuary; (iii) the Company paid a cash purchase price for the Cemetery in the amount of $166.3 million in cash (subject to downward adjustment under certain circumstances); (iv) LN Sub contributed the Satellite Properties to RH Holdings which contributed such properties to the Company; (v) the borrowings under the Bank Credit Agreement was entered into; and (vi) the sale of the Senior Subordinated Notes due 2004 was consummated. (See Item 7, "Liquidity and Capital Resources.")

THE FUNERAL SERVICE AND CEMETERY INDUSTRY AND LOCAL CHARACTERISTICS

  The funeral service and cemetery industry historically has been characterized by low business risk compared with most other businesses. According to preliminary figures from The Dun & Bradstreet Corporation, the average business failure rate in the United States is approximately 88 per 10,000. The failure rate of the funeral service and crematoria industry is approximately 19 per 10,000, 78% lower than the average rate and among the lowest of all industries. This low failure rate can be attributed to a number of factors, including stable demand in the industry, positive demographic trends and the low rate of new market entrants due to the length of time required to establish community acceptance.

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

  The Company attracts customers from a geographic region encompassing substantially all of Los Angeles County and the northern portion of Orange County. According to statistics compiled by the State of California Department of Health Services, the Census Bureau and Los Angeles County, the estimated population of Los Angeles County was approximately 9.6 million people (over 3 million households) in 1997. Approximately 18% of this population was age 55 or older, 14% age 65 or older, and 5% age 75 or older. The death rate in Los Angeles County has demonstrated stability over the last decade and the number of deaths is expected to increase in step with the 1% annual projected population growth in Los Angeles County over the next five years. However, slight year to year variations can occur in the number of deaths. Early data for 1998 indicate a 1% decline in deaths for Los Angeles County.

 Mortuary Operations

  The Mortuary provides a complete range of funeral services, including collection of remains, certification of death, embalming, sale of caskets and related merchandise, sale of flowers, visitation facilities and transportation to place of services and to burial site. All funeral arrangements provided to each of the Mortuary's customers are provided by an experienced counselor with the assistance of a centralized computer system. The Mortuary has the current capacity to provide over 30 funeral services per day. In 1998, the Mortuary performed approximately 5,100 funeral calls.

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

  The Mortuary provides funeral services on both an at-need and a pre-need basis. Since 1987, substantially all pre-need funeral services have been funded through the sale by the Mortuary to its customers of a life insurance product. Under the insurance plan, the Mortuary is named the beneficiary of the insurance policy but does not recognize funeral service revenue related to the contracted services until such services are provided, although it does recognize commission income and related expenses upon the sale of such policies. On the date of performance of the prearranged funeral service, the Mortuary recognizes funeral service income and the proceeds received under the policy are applied against the contract. Prior to 1987, the Mortuary also offered trust-backed and debenture-backed pre-need products.

  The Satellite Properties consist of 14 funeral homes, two combination properties and one cemetery located in Los Angeles, San Bernardino and northern Orange Counties which provide a wide variety of funeral services to various communities in such counties. While the demographics of the population served by the Satellite Properties, taken as a whole, are generally similar to that of Rose Hills' clients, the smaller size and long-standing local reputations of the various Satellite Properties have led each of such properties to develop a demographically unique client base within its particular community. Therefore, as a result of this extended cluster of funeral service providers as well as the ability of particular Satellite Properties to meet special needs of local communities, Management believes that the Satellite Properties permit the Company to access a base of mortuary clients that it otherwise would be unable to develop solely from its location near Whittier.

  The percentage of the Company's total revenues contributed by the Mortuary operations during each of the last three fiscal years is set forth herein under the caption "Item 7--Management's Discussion and Analysis".

 Cemetery Operations

  The Cemetery is the largest single location cemetery in the United States. The Cemetery consists of approximately 1,418 acres, 408 of which have been developed and sold, 295 of which are developed unsold cemetery property and the remaining 715 of which have been permitted as cemetery property. Since its founding in 1914, the Cemetery has performed over 300,000 interments, of which approximately 8,700 occurred in 1998. The Cemetery provides a complete line of cemetery products (including a selection of burial spaces, vaults, crypts, memorials and niches) and burial and cremation services on both an at-need and pre-need basis. The sale of pre-need property arrangements accounted for approximately 48% of the Cemetery's total revenues during 1998.

  Pre-need sales of cemetery interment rights and other related products and services are recognized as revenue when the customer contracts are signed with concurrent recognition of related costs.

  The Company voluntarily trusts 100% of pre-need cemetery service revenue when the sales contracts are paid in full. Also, the Company has an agreement with a vendor to purchase pre-need merchandise when pre-need contracts are paid in full. Funds voluntarily trusted for pre-need cemetery services are included in the consolidated financial statements.

  The Company funds its obligation to maintain cemetery grounds by placing a portion, generally $60 per lot, of the proceeds from cemetery property sales into perpetual care trust funds. Income from these funds is withdrawn and used for maintenance of the cemeteries.

  Although the Cemetery is non-sectarian, in order to better serve an increasingly diverse customer base, the Cemetery has developed and offers many lawn areas for use by particular ethnic, religious and fraternal organizations as well as its nine non-denominational chapels (including the newly constructed SkyRose Chapel, a 350 seat chapel and mausoleum designed by architect Fay Jones) eight additional mausoleums and a crematory. In addition the Company has commenced construction pursuant to a development agreement with the International Buddhist Progress Society ("IBPS") under which the
Company:

  .(i) granted IBPS the interment rights with respect to 4.5 acres of Cemetery property and agreed to contribute to IBPS's development of a 16,000 square foot columbarium and surrounding stupa gardens; and

  .(ii) granted IBPS a seven-year option to build a second columbarium on an adjacent 2.7 acre site.

  In exchange for these rights, IBPS agreed to pay the Company approximately $1.4 million. IBPS paid $160,000 upon execution of the development agreement and has agreed to pay 10% of the gross revenues received by IBPS from the sale of niches for seven years. Any remaining balance is required to be paid on January 1, 2003. In addition, IBPS has agreed to pay the Company $75 per lot on the first 5,000 cemetery lots sold and $50 per lot thereafter. The first columbarium and stupa gardens is substantially complete and is scheduled to open for interments in the Spring of 1999.

  The percentage of the Company's total revenue contributed by the Cemetery operations during each of the last three fiscal years is set forth herein under the caption "Item 7--Management's Discussion and Analysis".

COMPETITION

  The Company competes with a number of sectarian and nonsectarian mortuaries and cemeteries in the greater Los Angeles area. Mortuary competition is primarily from small, local mortuaries that attract customers through the personal reputation of the funeral director and their ability to tailor their services to their local ethnic, religious or fraternal communities. Cemetery competition comes primarily from Forest Lawn, Inglewood, Oakdale, Live Oak and Memory Gardens cemeteries, as well as a number of cemeteries owned by the Catholic Church. The Company's primary methods of competition in both its mortuary and cemetery operations consist of building goodwill in the community by continually strengthening and leveraging its heritage and name recognition and developing its infrastructure to further improve its ability to serve the diverse population of the greater Los Angeles area. The Company also faces competition from large consolidators' in the industry which seek to reap profits from an acquisition and consolidation strategy as well as retail outlets such as casket stores. Such competitors include several large, publicly-traded funeral services companies, including Service Corporation International and Stewart Enterprises, Inc.

REGULATION

  The Company's funeral home operations are regulated by the Federal Trade Commission (FTC) administers the Trade Regulation Rule on Funeral Industry Practices (the "Funeral Rule"), which became effective on April 30, 1984, and was revised as of July 19, 1994. The Funeral Rule defines certain acts and practices in connection with the provision of funeral goods or services as unfair or deceptive and sets forth various requirements intended to prevent such unfair or deceptive acts and practices. The Company also must comply with other federal legislation, including the Americans with Disabilities Act and regulations administered by the Occupational Safety and Health Administration.

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

ENVIRONMENTAL MATTERS

  The Company's operations are subject to various federal, state and local environmental laws and regulations, including those pertaining to remediation of hazardous substances, the handling and disposal of biological materials, and protection of endangered or threatened species. These laws and regulations may require the Company to incur compliance, remediation and other costs from time to time or restrict development in certain environmentally sensitive areas.

  Environmental audits of the Company's various properties were conducted in connection with the Acquisition Transaction. In connection with the Cemetery and Mortuary, Management is aware of certain areas, including a solid waste disposal area used to dump rubbish, green waste and used motor oil in the 1970's, that will require remediation. However, pursuant to an Environmental Compliance Agreement entered into between the Association and the Company, the Association has agreed to pay or indemnify the Company for certain costs relating to such remediation. In connection with the Satellite Properties, Management is also aware of certain areas which may have been contaminated from former or adjacent underground storage tanks.

  In addition, two of the Company's properties are located in or near areas of regional groundwater contamination. The Company submitted information in connection with contamination at one of these areas and was informed by the Environmental Protection Agency that the Company will not be included in the Super Fund cleanup of the basin.

  Although there can be no assurance, Management does not believe that the above or other environmental matters affecting the Company will have a material adverse effect on the Company's financial condition or results of operations.

EMPLOYEES

  As of March 24, 1999 the Company employed 840 people. Management believes that the Company's relationship with employees is good.

  In December 1993 the National Labor Relations Board ("NLRB") certified the Teamsters Union as the collective bargaining representative of 57 employees in the Company's Park Department. In December 1994, certain of these employees petitioned the NLRB to hold an election regarding decertifying the union. During the same period the Teamsters filed numerous unfair labor practice charges against the Company with the NLRB. On April 29, 1996, the NLRB General Counsel issued a Consolidated Amended Complaint and Notice of Hearing on certain of the union's charges. In April 1997, the Administrative Law Judge issued an unfavorable decision regarding the unlawful termination of the two employees and a favorable decision in the alleged failure to recognize and bargain in good faith with the union.

  In reviewing the decision of the Administrative Law Judge, counsel advised the Company that an error with respect to certain interpretations of law may have been made. Based upon this advice, counsel in May 1997 filed on behalf of the Company an exception brief to the NLRB seeking a complete reversal of the former decision. In June 1997, the NLRB counsel submitted an answering brief to the exceptions in the brief filed on behalf of the Company.

  In September 1997, the NLRB upheld the former decision. On October 3, 1997, the Company filed an appeal with the United States 9th Circuit Court of Appeals. To date, the 9th Circuit has not ruled on the appeal.

  On February 3, 1999, the NLRB dismissed the decertification petition on the grounds that the petition had become moot as a result of the NLRB's previous finding that the Company had lawfully withdrawn the recognition from the Union.

  Although there can be no assurances, the Company does not believe that the outcome of the proceeding with regard to these charges will have a material adverse effect on the Company's financial condition.

ITEM 2. PROPERTIES.

  The property on which the Cemetery is located consists of approximately 1,418 acres, 408 of which have been developed and sold as cemetery property, 295 of which are developed unsold cemetery property and the remaining 715 of which have been permitted as cemetery property. Also located on the grounds of Rose Hills are seven chapels that seat over 800 people in the aggregate, six mausoleums, 39 visitation rooms, a crematory and a 43,460 square foot administrative building. In addition to the above facilities the Company constructed SkyRose Chapel, a 26,490 square foot chapel and mausoleum facility.

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

  The Satellite Properties, which were conveyed by Loewen to the Company in the Acquisition Transaction, consist of the funeral homes and combination properties located in the cities listed below:

Name                                                              Location
----                                                              --------
Custer Christiansen (five funeral homes).......... West Covina, Covina, Glendora, La
                                                    Puente (two locations)
White's Funeral Home.............................. Bellflower
Neels-Brea Funeral Home........................... Brea
Dimond & Sons-Mettler Chapel...................... Garden Grove
Shannon-Donegan Chapel............................ Orange
San Fernando Mortuary............................. San Fernando
R. L. Malinow-Glasband-Weinstein Mortuaries(1).... West Hollywood
Colton Funeral Chapel............................. Colton
Grove Colonial Mortuary........................... San Bernardino
Richardson-Peterson Mortuary...................... Ontario
Harbor Lawn(2).................................... Costa Mesa
Melrose Abbey (including Angels Lawn
 Cemetery)(3)..................................... Anaheim

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

  In December 1998, the Company acquired Home of Peace Memorial Park and Mausoleum located in Los Angeles.

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

ITEM 6. SELECTED FINANCIAL DATA.

  The following table sets forth certain selected consolidated financial data for the Company (and its predecessors, as the case may be) as of December 31, 1998 and for each of the five years in the five-year period ending December 31, 1998. The pro forma combined information as of and for the year ended December 31, 1996 is a combination of the Company (for the period from November 19, 1996 to December 31, 1996) and its predecessor companies the Mortuary and Cemetery (for the period from January 1, 1996 to November 18,
1996). Comparative financial information as of and for the period ended November 18, 1996 and the years ended December 31, 1994 and 1995 have been included on a historical basis for the predecessor Mortuary and Cemetery and are not comparable. Such combined financial data for the predecessor operations has been included solely to facilitate a discussion of the operations from period to period. Such presentation of the 1996, 1995 and 1994 data is pro forma in that generally accepted accounting principles would not allow such combination due to the lack of common ownership of the predecessor operations. The operations of the Satellite Properties have been omitted from the presentation on the basis of immateriality.

  The selected financial data under the captions "Income Statement Data", "Other Financial Data" and "Balance Sheet Data" for the year ended December 31, 1998 and 1997 and the period from November 19, 1996 through December 31, 1996 were derived from the Company's financial statements.

  The selected financial data under the captions "Income Statement Data", "Other Financial Data" and "Balance Sheet Data" for the two years ended December 31, 1995 and the period from January 1, 1996 through November 18, 1996 were derived from the financial statements of Roses, Inc., and of Rose Hills Memorial Park Association and Workman Mill Investment Company.

  The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's consolidated financial statements and notes thereto and other financial information included elsewhere in this report.

                                                                                  For the Years
                                                                                      Ended
                                                   Predecessor                    December 31,
                         For the Year For the Year   Company                       Predecessor
                            Ended        Ended      Proforma    Company            (Proforma)
                         December 31, December 31,   1/1/96-   11/19/96- Proforma --------------
                             1998         1997      11/18/96   12/31/96    1996    1995    1994
                         ------------ ------------ ----------- --------- -------- ------  ------
                                                     (in millions)
INCOME STATEMENT DATA
Total Revenue...........    $ 83.6        70.7        42.9         7.1      50.0    47.4    45.1
Operating Income........    $ 19.5        14.7         5.1         1.3       6.4     7.2     3.1
Net Income (Loss).......    $  1.0        (1.8)        1.1        (0.5)      0.6     3.4     2.4

OTHER FINANCIAL DATA
EBITDA (1)..............    $ 28.9        23.4         6.2         2.4       8.6    11.0     9.1
Cash flows from:
 Operating Activities...    $  4.1         1.6         7.4         5.1      12.5     2.2     5.6
 Investing Activities...    $ (5.8)       (2.7)       (2.7)     (246.6)   (249.3)   (4.5)   (5.4)
 Financing Activities...    $ (0.1)       (3.4)       (3.7)      249.4     245.7    (2.2)    1.3

BALANCE SHEET DATA
Total Assets............    $321.9       312.6         N/A       317.8     317.8    77.1    72.9
Total Debt (2)..........    $ 74.5        74.0         N/A        75.0      75.0    19.5    22.0

--------
(1) EBITDA is defined as income (loss) before income taxes plus interest expense, depreciation and amortization.
    EBITDA is presented because (i) Management believes that EBITDA provides relevant and useful information, (ii) it is a widely accepted financial indicator of a company's ability to incur and service debt and (iii) it is the basis on which compliance with the financial covenants under the Company's debt agreements is determined. However, EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Also, this measure of EBITDA may not be comparable to similar measures reported by other companies.
(2) Total Debt is defined as funded debt comprising bank borrowings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE COMPANY

  As a result of the Acquisition Transaction, the Company is the successor to the operations of the predecessor Mortuary, Cemetery and the Satellite Properties. As of November 19, 1996, the Company's assets and liabilities were adjusted to their estimated fair values under purchase accounting. In addition, the Company entered into new financing arrangements and changed its capital structure. Accordingly, financial position and results of operations subsequent to November 18, 1996 are not comparable to prior periods. Operations of the Company since November 18, 1996 reflect increased depreciation, amortization and interest expense. Accordingly, comparative financial information for the period from January 1, 1996 to November 18, 1996 has been included on a historical basis for the predecessor Mortuary and Cemetery and is not comparable. Such combined financial data for the predecessor operations has been included solely to facilitate a discussion of the operations from period to period. Such presentation of the 1996 data is pro forma in that generally accepted accounting principles would not allow such combination due to the lack of common ownership of the predecessor operations. The operations of the Satellite Properties for 1996 have been omitted from the presentation on the basis of immateriality.

RESULTS OF OPERATIONS

  The following table sets forth certain income statement data as a percentage of sales for the Company and its predecessor operations.

                                                          Years ended December
                                                                  31,
                                                          ----------------------
                                                                        Proforma
                                                                        Combined
                                                          1998   1997     1996
                                                          -----  -----  --------
   Sales and services:
    Funeral sales and services...........................  35.9%  41.6%   41.7%
    Cemetery sales and services..........................  54.3%  47.2%   44.5%
    Insurance commissions and other......................   9.8%  11.2%   13.8%
     Total sales and services............................ 100.0% 100.0%  100.0%
   Gross profit:
    Funeral sales and services...........................  83.6%  80.3%   69.8%
    Cemetery sales and services..........................  80.5%  85.2%   78.7%
     Total gross profit..................................  83.5%  84.8%   77.9%
   Selling, general and administrative expenses..........  55.7%  58.6%   72.8%
   Amortization..........................................   4.5%   5.4%    0.9%
   Interest expense......................................  19.8%  23.2%    7.1%

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

  Consolidated revenues increased 18.3% to $83.6 million for the year ended December 31, 1998 compared to $70.7 million for the year ended December 31, 1997.

 Funeral Operations:

  Revenue from funeral operations decreased slightly to $31.9 million in 1998 compared to $32.4 million in 1997. At-need funeral revenue increased by $0.6 million or 2.0% from 1997. At-need funeral services average revenue per case increased 2.0% from the prior year. Total case count declined slightly to 8,939 in 1998 compared to 9,033 in 1997. Pre-need funeral service revenue decreased from $2.6 million in 1997 to $1.6 million in 1998 or 38.5%. The unfavorable variance is due to the change in pre-need insurance products in April 1998.

  Income from operations for the funeral segment decreased from 39.3% to 35.3% as a percentage of sales due primarily to the decline in pre-need insurance commission revenue and related additional administrative costs incurred as a result of the change in insurance products. The Company's strategy is to increase commission income levels to previous years results. Subsequent to year end the Company negotiated a new general agent insurance agreement with its previous vendor.

 Cemetery Operations:

  Revenue from cemetery operations increased $13.0 million or 35.0% over last year. All most half of the increase was due to an increase in pre-need property sales which was largely due to an increase in average lot price attributed to the sale of upscale properties. The remaining variance is due primarily to an increase in pre-need merchandise and services sales volume.

  Income from operations for the cemetery segment increased from 32.7% to 37.6% as a percentage of related sales. Compared to 1997, the cemetery operations experienced unfavorable variances in direct cemetery sales commissions from 17% to 23% and cemetery merchandise costs from 9.1% to 13.7%. These unfavorable variances were offset by an increase in prices and an increase in leverage of existing fixed and semi-variable overhead.

  Corporate selling, general and administrative expense increased from $6.7 million to $7.4 million. The increase was due primarily to non-recurring legal and related settlement costs. As a percentage of total revenue, corporate selling, general and administrative expenses has decreased from 9.5% for the year ended December 31, 1997 to 8.9% for the year ended December 31, 1998.

  EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $28.9 million for 1998 from $23.4 million for 1997. The increase in EBITDA of $5.5 million was primarily a result of (i) an increase in pre-need contract sales and (ii) an increase in leverage of existing corporate overhead. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

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

  Selling, general, and administrative expense increased $5.0 million to $41.4 million for 1997 from $36.4 million for 1996. The largest component of the increase, $3.2 million, is associated with the acquisition of the Satellite Properties. The remainder of the increase was driven by an increase in variable commission expenses for pre-need cemetery sales. As a percentage of consolidated revenue, selling, general and administrative expense decreased to 58.6% for the year ended December 31, 1997 compared to 72.8% for 1996. The decline is attributed to the absorption of the Satellite Property operations within the existing Company corporate infrastructure and additional leverage realized from the increase in pre-need property sales.

  Other revenues, which include financing, commission, Endowment Care Fund ("ECF") and management fee income increased from $6.9 million in 1996 to $7.9 million in 1997. In August 1996 the Rose Hills ECF changed its investment strategy by increasing the percentage of fund assets invested in fixed income securities, increasing earnings available to the Cemetery. ECF earnings increased by $1.4 million and commission and finance income increased $0.3 million.

  Amortization and interest expense increased $3.3 million and $12.8 million, respectively, for 1997 compared to 1996. Amortization, which includes amortization of goodwill and covenants not to compete, and interest expense increased as a result of the Acquisition Transaction.

  Income from operations increased to $14.7 million for the year ended December 31, 1997 from $6.4 million for the year ended December 31, 1996. EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $23.4 million for 1997 from $8.6 million for 1996. Both the increase in income from operations of $8.3 million and EBITDA of $14.8 million were primarily a result of (i) an increase in pre-need contract sales (ii) an increase in leverage of existing corporate overhead and (iii) the addition of the Satellite Properties. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

  The Company believes that, based upon current levels of operations and anticipated growth and the availability of the Bank Revolving Facility (see description below), it can meet working capital and short-term liquidity requirements for current operations, to satisfy its contingent obligations and to service its indebtedness.

As of December 31, 1998, the Company had net working capital of $2.5 million and a current ratio of 1.12 compared to net working capital of $5.2 million and current ratio of 1.34 at December 31, 1997.

  Net cash provided by operating activities was $4.1 million for the year ended December 31, 1998, compared to $1.6 million for the same period in 1997. The increase over 1997 is due to an increase in earnings and an increase in accounts payable and accrued liabilities offset by an increase in accounts receivable and other working capital charges.

  The primary uses of cash were for principal payments on outstanding long-term indebtedness and capital expenditures as permitted under the terms of bank agreements. The Company's capital expenditures in 1998 of approximately $5.0 million were used primarily to develop and improve the existing infrastructure and cemetery grounds, as well as the addition of rolling stock. In addition to principal payments on outstanding long-term debt and capital expenditures, cash was used to finance installment contracts receivable during the ramp up of pre-need sales.

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

  In connection with the Acquisition Transaction, the Company also issued $80.0 million of 9 1/2% Senior Subordinated Notes due 2004, which were exchanged in September 1997 for $80.0 million of 9 1/2% Senior Subordinated Notes due 2004 (the "Notes") that were registered under the Securities Act of 1933. The Notes mature on November 15, 2004. Interest on the Notes is payable semi-annually on May 15 and November 15 at the annual rate of 9 1/2%. The Notes are redeemable in cash at the option of the Company, in whole or in part, at any time on or after November 15, 2000, at prices ranging from 104.75% with annual reductions to 100% in 2003 plus accrued and unpaid interest, if any, to the redemption date. The proceeds of the Notes were used, in part, to finance the Acquisition Transaction.

  As a result of the Acquisition Transaction and the application of proceeds therefrom, the Company's total outstanding indebtedness was approximately $154.5 million as of December 31, 1998. The Company also has $25.0 million of borrowing capacity under the Bank Revolving Facility. As of December 31, 1998, the Company had $23.0 million available under the Bank Revolving Facility. Management believes that, based upon current levels of operations and anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an event of default under the Bank Credit Facilities. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

  The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes (the "Indenture"), including, but not limited to, covenants imposing limitations on the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates. As of December 31, 1998, the Company was in compliance with the terms of the Indenture and the Bank Credit Facilities.

  In December 1998, the Company completed the acquisition of one cemetery for $0.8 million. Although the Company has no material commitments for capital expenditures, the Company anticipates capital expenditures and acquisitions of approximately $4.0 million for 1999, exclusive of any decision the Company makes regarding the exercise of a land purchase option in connection with the Acquisition Transaction.

NEW ACCOUNTING PRONOUNCEMENTS

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

  The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1 in March 1998. SOP 98-1 establishes accounting standards for costs of internal use software and is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not anticipate that the adoption of SOP 98-1 will have a material effect on the company's results of operations.

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

  As systems were evaluated and assessed, a detailed work plan was developed to ensure that each area requiring modification or replacement is adequately and timely addressed. At this time, the Company's work plan continues to indicate that most significant areas have been or are scheduled to be remedied by third quarter 1999. Such work plan includes adequate time for remediation of the area, as well as testing to ensure the remediation efforts were complete. Additionally, the Company has established an Executive Steering Committee to monitor remaining implementation plans and to determine whether all remaining areas have been assessed and evaluated, resources identified and remediation completed on a timely basis.

  A summary of the Company's work plan and status is as follows:

                                                                       Expected
                                                           Evaluation Completion
   Function                                                 Complete     Date
   --------                                                ---------- ----------
   Financial Accounting and Reporting.....................    Yes      3Q 1999
   Funeral Home Operations................................    Yes      3Q 1999
   Cemetery Operations....................................    Yes      3Q 1999

  In addition, systems improvements and benefits beyond solution of the Year 2000 Issues are expected to be realized as a result of the above initiatives.

  The Company has also made formal communications with its significant vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company is currently gathering information requested from third parties to complete its evaluation and assessment of what, if any, material relationships exist and whether or not such relationships present significant risks to the continued operations of the Company beyond 1999. This evaluation and assessment is to be completed at the end of the second quarter of 1999. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

The Costs to Address the Company's Year 2000 Issues

  To date, management estimates that the total cost (including hardware, software and services) incurred by the Company to evaluate, assess and remedy Year 2000 Issues has been less than $0.7 million. The expected future cost to complete evaluation, assessment and remediation of Year 2000 Issues, including replacement if necessary, is expected to be approximately $1.0 million. The Company has expensed all internal costs related to the remediation of Year 2000 Issues.

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

FORWARD-LOOKING STATEMENTS

  Certain statements in this Form 10-K include "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, its plans to increase revenues, reduce general and administrative expense, take advantage of synergies, make capital expenditures, address Y2K issues, and the Company's ability to service its indebtedness, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed herein, including, without limitation, in conjunction with the forward-looking statements included herein.

  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements

  The Company cautions readers that the following important factors, among other, in some cases have affected, and in the future could affect, the Company's actual consolidated results and could cause the

Company's actual consolidated results in the future to differ materially from the goals and expectations expressed elsewhere herein.

    a) Maintaining current revenue levels and achieving future growth depends in part on sustaining the current level of pre-need cemetery sales and maintaining funeral market share. Several important factors, among others, affect the Company's ability to sustain and grow revenue:

    1. The volume and prices of properties, products and services sold.

      The inability of the Company to increase volume and prices could affect the Company's ability to increase revenue in the future. The ability to achieve volume and price increases at Rose Hills and other Company locations depends on several factors including local competition, death rates, changes in consumer buying patterns and economic conditions.

    2. Performances of endowment care and trust funds.

      The Company includes earnings from endowment care and trust funds in its results of operations. Although substantially all of these funds are invested in fixed income securities, the performance of these funds is subject to market conditions beyond the control of the Company.

    3. The level of prearranged funeral sales in prior periods.

      The level of prearranged funeral sales in prior periods may affect future revenues. The Company's inability to maintain and increase prearranged funeral sales could impact future revenues. The ability to maintain and increase the level of prearranged funeral sales may be adversely affected by such factors as competition and general economic conditions affecting individual discretionary income.

    b) In addition to the factors discussed above, earnings may be affected by other factors such as:

    1. The ability of the Company to manage its growth in terms of implementing internal controls and information gathering systems, and retaining or attracting key personnel, among other things.

    2. The amount and rate of growth in the Company's general and administrative expenses.

    3. Changes in interest rates, which can increase or decrease the amount the Company pays on borrowings with variable rates of interest.

    4. The impact on the Company's financial statements of nonrecurring accounting charges that may result from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures.

    5. Changes in government regulation, including tax rates and their effects on corporate structure.

    6. Changes in inflation and other general economic conditions, affecting financial markets (e.g. marketable security values as well).

    7. Unanticipated legal proceedings and unanticipated outcomes of legal proceedings.

    8. Changes in accounting policies and practices adopted voluntarily or required to be adopted by generally accepted accounting principles.

    9. The ability of the Company and its significant vendors, financial institutions and insurers to achieve Year 2000 compliance on a timely basis.

  The Company also cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by or on behalf of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company's market risk is impacted by changes in interest rates. Pursuant to the Company's policies, derivative financial instruments may be utilized to reduce the impact of adverse changes in interest rates. The

Company does not use derivative instruments for speculation or trading purposes, and has no material sensitivity to changes in market rates and prices on its derivative financial instrument positions. The Company has market risk in interest rate exposure, but manages the exposure through its interest rate Collar Agreements which effectively set maximum and minimum interest rates on the $75.0 million of senior debt.

  The Company has entered into interest rate collar agreements, which effectively set maximum and minimum interest rates on the principal amount of Senior Debt, ranging from a floor of 5.5% (the Company would pay 5.5% even if rates fall below that level) to a maximum or cap of 6.5% for the period commencing January 2, 1997 through December 1, 2000. The collar agreement is based on three-month LIBOR. The fair value of the collar agreement at December 31, 1998 and 1997, as estimated by a dealer, was a favorable $808,000 and $7,000, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The Company's current executive officers and directors, and their ages as of March 24, 1999, are as follows:

               Name                Age                           Position
               ----                ---                           --------
Gary P. Baker ...................   51 Senior Vice President, Operations

Chinh E. Chu ....................   32 Director

Kimberley K. Cleaver ............   34 Senior Vice President, Sales

David I. Foley ..................   31 Director

Howard A. Lipson.................   35 Director

Dennis C. Poulsen ...............   56 Chairman of the Board, Director

Paul Wagler .....................   52 Director

Dillis R. Ward ..................   62 President and Chief Executive Officer, Director

Michael G. Weedon................   46 Director

Kenton C. Woods .................   44 Senior Vice President of Finance and Chief Financial Officer,
                                        Secretary and Treasurer

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

  David I. Foley is a Vice President at The Blackstone Group L.P., which he joined in 1995. Prior to joining Blackstone, Mr. Foley was a member of AEA Investors, Inc. and The Monitor Company.

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

  Paul Wagler is Executive Vice President Operations and Chief Operating Officer of the Loewen Group, Inc. since November 1998. Prior to that time Mr. Wagler was Senior Vice President, Finance and Chief Financial Officer of Loewen.

  Dillis R. Ward became the President of the Company effective October 1, 1997. On August 11, 1998 he became Chief Executive Officer. Prior to this, Mr. Ward was a Regional President, West Region of Loewen effective August 1, 1996.

  Michael Weedon is Executive Vice President and Chief Administrative Officer of the Loewen Group, Inc. Mr. Weedon joined Loewen in November 1997. Prior to joining Loewen Mr. Weedon served as Executive Vice President and Chief Operating Officer of Viridian Inc. (formerly Sherritt Inc.) in Edmonton, Alberta and Chief Executive Officer of Epton Industries Inc., in Kitchener, Ontario.

  Kenton C. Woods became Senior Vice President and Chief Financial Officer in May 1997. Prior to that, Mr. Woods served in senior financial positions at Baskin-Robbins including Vice President-Finance and Chief Financial Officer. Mr. Woods also spent 10 years with KPMG LLP.

  Under the Shareholders' Agreement described in Item #13 below, Blackstone and Loewen have the right to designate five and three nominees, respectively, to the Board of Directors of RH Holdings. Blackstone designated Messrs. Chu, Foley, Lipson and Ward and Loewen designated Messrs. Wagler, Weedon and Poulsen. Both Blackstone and Loewen have the right to designate one additional director. Each of Blackstone's and Loewen's nominees to the RH Holdings Board is also a member of the Company's Board of Directors.

  Directors of the Company will receive no compensation for their service as Directors or for service on committees of the Board except for the reimbursement of expenses.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

  The following table sets forth for the fiscal year ended December 31, 1998 the compensation paid by the Company to its Chief Executive Officer and each of the other most highly compensated executive officers of the Company (c):

                                                                       (a)
                                                                    All Other
          Name and Principal Position        Year  Salary   Bonus  Compensation
          ---------------------------        ---- -------- ------- ------------

   Dillis E. R. Ward........................ 1998 $257,692 106,250    3,287
    President & Chief Executive Officer,     1997 $ 15,348     --       --
    Director

   Kenton C. Woods.......................... 1998 $161,088  65,952    2,102
    Senior Vice President & Chief Financial  1997 $ 89,108  24,052       26
    Officer

   Gary P. Baker ........................... 1998 $122,635  26,563    2,288
    Senior Vice President--Operations        1997 $100,000  15,000    2,288

   Kimberley K. Cleaver .................... 1998 $439,479     --     2,050
    Senior Vice President--Sales             1997 $ 60,390     --       --

--------
(a) Consists of our contributions to the accounts of the named executive officers in our defined contribution plan, respectively: Mr. Ward, Mr. Woods, Mr. Baker and Ms. Cleaver each received $2,000 in 1998. Additionally, amounts shown include life insurance premiums. Mr. Baker is a participant in the defined benefit plan that has been frozen since December 31, 1996.

Employment Agreements

  The Company has entered into employment agreements with Mr. Ward and Mr. Woods. Mr. Ward's agreement calls for an annual salary of $250,000, with annual increases at the discretion of the Board, plus an annual cash bonus based on Company performance. Mr. Woods' agreement provides for an annual salary of $160,000 with annual increases at the discretion of the Board plus an annual cash bonus based on Company performance. Both Mr. Ward and Mr. Woods employment agreements also provide that if either is terminated without "cause" (as defined in the agreement) the executive will receive a multiple of his annual salary (Mr. Ward two years and Mr. Woods one year) plus a portion of the annual bonus depending what time the termination became effective during the year. Mr. Ward's agreement provides he will be entitled to a long-term incentive bonus at any time that Loewen purchases all of the shares of common stock of Rose Hills Holdings

Corp. owned by Blackstone, provided that certain EBITDA targets are achieved. Such bonus will equal $500,000 if such purchase occurs prior to 2002 and will be increased by $100,000 each year thereafter up to a maximum of $900,000.

  The Company has also entered into an employment agreement with Ms. Cleaver which provides for an annual salary of $250,000, plus a monthly override based on gross sales.

  Effective January 1, 1999 the Board extended Mr. Poulsen's term as Chairman through December 31, 1999. Concurrent with his extension, the Company extended his consulting agreement which calls for the payment of up to $100,000 during 1999, including certain expenses. In addition, Mr. Poulsen is a participant in the Company's Supplemental Employee Retirement Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The Company is a direct, wholly-owned subsidiary of RH Holdings. The following table sets forth certain information as of March 24, 1999 regarding the beneficial ownership of the common stock of RH Holdings:

                                                          Number  Percentage of
                                                            of        Owner
   Name and Address of Beneficial Owner                   Shares  Common Stock
   ------------------------------------                   ------- -------------
   Blackstone entities(1)(6)............................. 795.455     79.55%
   Loewen Group International, Inc.(2)................... 204.545     20.45%
   Chinh E. Chu(3).......................................     --        --
   David I. Foley(3).....................................     --        --
   Howard A. Lipson(3)...................................     --        --
   Paul Wagler(4)........................................     --        --
   Michael Weedon(4).....................................     --        --
   Dennis C. Poulsen(5)..................................     --        --
   Dillis R. Ward(5).....................................     --        --
   All directors and executive officers as a group(6)....     --        --

--------
(1) The 795.455 shares are held collectively by Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Rose Hills Offshore Capital Partners L.P., and Blackstone Family Investment Partnership II L.P. The address for the Blackstone entities is c/o Blackstone Group L.P., 345 Park Avenue, New York, N.Y. 10154.
(2) The address for LGII is 50 River Center Boulevard, Covington, Kentucky 41011. LGII is a directly and indirectly wholly-owned subsidiary of LWN.
(3) Messrs. Chu, Foley and Lipson are affiliated with Blackstone in the capacities described under Item 10 above. Each such person's business address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, N.Y. 10154.
(4) Messrs. Wagler and Weedon are affiliated with Loewen in the capacity described under Item 10 above. Each such person's business address is c/o The Loewen Group Inc., 4126 Norland Avenue, Burnaby, B.C. V5G 3S8.
(5) Mr. Poulsen's and Mr. Ward's business address is c/o Rose Hills Company, 3888 South Workman Mill Road, Whittier, CA 90601.
(6) Cetain officers of the Issuer hold a limited partnership interest in RHI Management Direct L.P. ("RHIMD"), which is the holder of 10.2273 shares (approximately 1.02%) of RH Holdings common stock; however, such officers do not have voting or dispositive power with respect to such shares. A Blackstone entity, PSI P&S Corp, is the general partner of RHIMD.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The summaries of the Shareholders' Agreement, the Put/Call Arrangement and the Administrative Services Agreement set forth below do not purport to be complete and are qualified in their entirety by reference to all the provisions of the Stock Purchase Agreement, the Stockholders' Agreement, the Put/Call Agreement and the Administrative Services Agreement, respectively. Copies of the Stock Purchase Agreement, the Stockholders' Agreement, the Put/Call Agreement and the Administrative Services Agreement are incorporated as exhibits to this Annual Report on Form 10-K.

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

  By virtue of the Put/Call Agreement, the Company may eventually become a wholly-owned subsidiary of Loewen. There can be no assurance, however, that either the Call Option or the Put Option will be exercised.

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

Formation of RHIMD; Loans to Management

  In connection with the Acquisition, on the Acquisition Closing Date, RHIMD purchased approximately 1.02% of the RH Holdings common stock (the "RHIMD-Owned Stock"). Limited partnership interests in RHIMD has subsequently been allocated to certain officers of the Company (and "RHIMD Limited Partners").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as a part of this report:

1. Financial Statements
 Index to Financial Statements

                                                                            Page
                                                                            ----
ROSE HILLS COMPANY CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report..............................................   25
Consolidated Balance Sheets as of December 31, 1998 and 1997..............   26
Consolidated Statements of Operations for the Years ended December 31,
 1998 and 1997 and the Period from November 19, 1996 to December 31,
 1996.....................................................................   27
Consolidated Statements of Cash Flows for the Years ended December 31,
 1998 and 1997 and the Period from November 19, 1996 to December 31,
 1996.....................................................................   28
Consolidated Statements of Stockholder's Equity for the Years ended
 December 31, 1998 and 1997 and the Period from November 19, 1996 to
 December 31, 1996........................................................   29
Notes to Consolidated Financial Statements................................   30

ROSES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
 (PREDECESSOR MORTUARY)
Independent Auditors' Report..............................................   49
Consolidated Statement of Operations for the Period from January 1, 1996
 to November 18, 1996.....................................................   50
Consolidated Statement of Cash Flows for the Period from January 1, 1996
 to November 18, 1996.....................................................   51
Consolidated Statement of Shareholders' Equity (Deficit) for the Period
 from January 1, 1996 to November 18, 1996................................   52
Notes to Consolidated Financial Statements................................   53

ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY
 COMBINED FINANCIAL STATEMENTS (PREDECESSOR CEMETERY)
Independent Auditors' Report..............................................   59
Combined Statement of Activities for the Period from January 1, 1996 to
 November 18, 1996........................................................   60
Combined Statement of Changes in Net Assets for the Period from January 1,
 1996 to November 18, 1996................................................   61
Combined Statement of Cash Flows for the Period from January 1, 1996 to
 November 18, 1996........................................................   62
Notes to Combined Financial Statements....................................   63

2. Financial Statement Schedule
  Schedule II--Valuation and Qualifying Accounts..........................   71

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

    3.1*   --Restated Certificate of Incorporation of Tudor Acquisition Corp.
             changing its name to Rose Hills Acquisition Corp.

    3.2*   --Certificate of Amendment of Certificate of Incorporation of Rose
             Hills Acquisition Corp. changing its name to Rose Hills Company.

    3.3*   --Amended and Restated By-Laws of Rose Hills Company.

    4.1*   --Indenture dated as of November 15, 1996 between Rose Hills
             Acquisition Corp. and United States Trust Company of New York, as
             Trustee.

    4.2*   --Form of 9.5% Senior Subordinated Note due 2004 (included in
             Exhibit 4.1).

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

   10.5*   --Buddhist Memorial Complex Development and Use Agreement dated as of March 1, 1994 between Rose Hills Memorial Park Association and
             International Buddhist Progress Society.

   10.6*   --First Amendment to Buddhist Memorial Complex Development and Use
             Agreement, dated as of September 1, 1994 between Rose Hills
             Memorial Park Association and International Buddhist Progress
             Society.

   10.7*   --Second Amendment to Buddhist Memorial Complex Development and Use
             Agreement, dated as of March 15, 1995 between Rose Hills Memorial
             Park Association and International Buddhist Progress Society.

   Exhibit
    Number  Description
   -------  -----------
   10.8*    --Third Amendment to Buddhist Memorial Complex Development and Use
              Agreement, dated as of May 15, 1995 between Rose Hills Memorial
              Park Association and International Buddhist Progress Society.

   10.9*    --Fourth Amendment to Buddhist Memorial Complex Development and Use
              Agreement, dated as of October 15, 1995 between Rose Hills
              Memorial Park Association and International Buddhist Progress
              Society.

   10.10*   --Memorandum of Understanding, dated as of March 22, 1996 between
              Rose Hills Memorial Park Association and International Buddhist
              Progress Society.

   10.11**  --Employment Agreement, dated July 10, 1998 by and between Rose
              Hills Company and Dillis R. Ward.

   10.12*** --Employment Agreement, dated December 1, 1998 by and between Rose
              Hills Company and Kenton C. Woods.

   10.13*** --Employment Agreement, dated December 1, 1998 by and between Rose
              Hills Company and Gary P. Baker.

   10.16*   --Non-Competition Agreement dated as of November 19, 1996, between
              RH Mortuary Corporation and Kendall E. Nungesser.

   10.17*   --Non-Competition Agreement dated as of November 19, 1996 between
              RH Mortuary Corporation and Dennis C. Poulsen.

   10.18**  --Non-Competition Agreement dated as of November 19, 1996 between
              RH Mortuary Corporation and Sandy V. Durko.

   12***    --Statement re Computation of Earnings to Fixed Charges Ratio.

   21***    --Subsidiaries of Rose Hills Company (formerly known as Rose Hills
              Acquisition Corp.).

   27***    --Financial Data Schedule

(c) Reports on Form 8K

  None
--------
  *Incorporated by reference to the Exhibits to the Company's Registration
   Statement on Form S-4 (Registration No. 333-21411).

 **Incorporated by reference from Rose Hills' Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 5, 1998.

***Filed Herewith.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rose Hills Company:

  We have audited the consolidated financial statements of Rose Hills Company and subsidiaries (a wholly owned subsidiary of Rose Hills Holdings Corp.) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rose Hills Company and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and period from November 19, 1996 to December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Los Angeles, California
February 19, 1999

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997
                      (In thousands, except share amounts)

                                                               1998     1997
                                                             --------  -------
                           ASSETS
Current assets:
 Cash and cash equivalents ................................. $  1,645    3,462
 Accounts receivable, net of allowances ....................   11,601    8,606
 Inventories ...............................................      979      875
 Prepaid expenses and other current assets .................    4,701    2,799
 Deferred tax asset ........................................    4,085    4,658
                                                             --------  -------
    Total current assets ...................................   23,011   20,400
Long-term receivables, net of allowances ...................   18,501    7,346
Cemetery property, at cost .................................   75,318   76,778
Property and equipment, net ................................   65,978   64,101
Goodwill ...................................................  124,877  128,200
Deferred finance charges ...................................    9,036   10,672
Other assets ...............................................    5,212    5,101
                                                             --------  -------
    Total assets ........................................... $321,933  312,598
                                                             ========  =======
            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable and accrued liabilities .................. $ 15,838   11,394
 Other current liabilities .................................    2,517    1,459
 Current portion of long-term debt .........................    2,133    2,368
                                                             --------  -------
    Total current liabilities ..............................   20,488   15,221
Retirement plan liabilities ................................    7,147    7,389
Deferred tax liability .....................................    6,455    5,122
Subordinated notes payable .................................   80,000   80,000
Bank senior-term loan ......................................   71,507   72,500
Other long-term debt .......................................    2,070    2,415
Other liabilities ..........................................    5,974    2,693
                                                             --------  -------
    Total liabilities ......................................  193,641  185,340
                                                             --------  -------
Commitments and contingencies
Stockholder's equity:
 Common stock, par value of $.01. Authorized and outstanding
  1,000 shares .............................................      --       --
 Additional paid-in capital ................................  129,554  129,554
 Accumulated deficit .......................................   (1,262)  (2,296)
                                                             --------  -------
    Total stockholder's equity .............................  128,292  127,258
                                                             --------  -------
    Total liabilities and stockholder's equity ............. $321,933  312,598
                                                             ========  =======

          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

  Years ended December 31, 1998 and 1997 and for the period from November 19,
                           1996 to December 31, 1996
                                 (In thousands)

                                                      1998     1997     1996
                                                    --------  -------  ------
Sales and services:
 Funeral sales and services........................ $ 30,030   29,419   3,594
 Cemetery sales and services.......................   45,383   33,318   2,544
 Insurance commissions and other income............    8,164    7,908     942
                                                    --------  -------  ------
    Total sales and services.......................   83,577   70,645   7,080
                                                    --------  -------  ------
Cost of sales and services:
 Funeral sales and services........................    4,936    5,799     718
 Cemetery sales and services.......................    8,827    4,946     380
                                                    --------  -------  ------
    Total cost of sales and services...............   13,763   10,745   1,098
                                                    --------  -------  ------
    Gross profit...................................   69,814   59,900   5,982
Selling, general and administrative expenses.......   46,524   41,386   4,284
Amortization of purchase price in excess of net
 assets acquired and other intangibles.............    3,752    3,776     371
                                                    --------  -------  ------
    Income from operations.........................   19,538   14,738   1,327
Other expense--interest expense....................  (16,519) (16,411) (2,015)
                                                    --------  -------  ------
    Income (loss) before taxes.....................    3,019   (1,673)   (688)
Income tax expense (benefit).......................    1,985       95    (160)
                                                    --------  -------  ------
    Net income (loss).............................. $  1,034   (1,768)   (528)
                                                    ========  =======  ======


          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

  Years ended December 31, 1998 and 1997 and for the period from November 19,
                           1996 to December 31, 1996
                    (In thousands except for share amounts)


                                                                     Total
                           Shares      Additional    Accumulated Stockholder's
                         outstanding paid-in capital   deficit      equity
                         ----------- --------------- ----------- -------------
Balance, November 19,
 1996...................      --        $    --        $   --      $    --
Issuance of common
 stock..................    1,000        106,554           --       106,554
Capital contributions...      --          23,000           --        23,000
Net loss................      --             --           (528)        (528)
                            -----       --------       -------     --------
Balance, December 31,
 1996...................    1,000        129,554          (528)     129,026
Net loss................      --             --         (1,768)      (1,768)
                            -----       --------       -------     --------
Balance, December 31,
 1997...................    1,000        129,554        (2,296)     127,258
Net income..............      --             --          1,034        1,034
                            -----       --------       -------     --------
Balance, December 31,
 1998...................    1,000       $129,554       $(1,262)    $128,292
                            =====       ========       =======     ========


          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

  Years ended December 31, 1998 and 1997 and for the period from November 19,
                           1996 to December 31, 1996
                                 (In thousands)

                                                      1998     1997     1996
                                                     -------  ------  ---------
Cash flows from operating activities:
 Net income (loss).................................  $ 1,034  (1,768)      (528)
                                                     -------  ------  ---------
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization....................    8,603   7,712      1,013
  Amortization of cemetery property................    2,615   2,451        366
  Provision for bad debts and sales cancelation....    3,011   1,959         62
  Provision for deferred taxes.....................    1,906      81       (161)
  Loss on disposal of property, plant and
   equipment.......................................        9     --         --
  Changes in assets and liabilities, net of effects
   of Acquisition Transaction:
  Increase in accounts receivable..................  (17,046) (4,537)       (96)
  Increase in inventories..........................      (99)     (6)      (110)
  Increase in prepaid expenses and other current
   assets..........................................   (1,902)   (133)    (1,927)
  Increase (decrease) in accounts payable and
   accrued liabilities.............................    4,401  (3,676)     8,142
  Decrease in retirement plan liabilities..........     (242)   (227)      (992)
  Decrease (increase) in other assets and
   liabilities.....................................    1,780    (251)      (631)
                                                     -------  ------  ---------
    Total adjustments..............................    3,036   3,373      5,666
                                                     -------  ------  ---------
    Net cash provided by operating activities......    4,070   1,605      5,138
                                                     -------  ------  ---------
Cash flows from investing activities:
 Capital expenditures..............................   (5,080) (2,138)      (279)
 Cash paid for acquisitions, net of cash received..     (776)    --    (246,345)
 Proceeds from disposal of property................       39     --         --
 Additions to goodwill.............................      --     (522)       --
                                                     -------  ------  ---------
    Net cash used in investing activities..........   (5,817) (2,660)  (246,624)
                                                     -------  ------  ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock to Parent..      --      --     106,554
 Proceeds from (repayments of) borrowings under
  Bank Credit Agreement............................      507  (1,500)    75,000
 Proceeds from subordinated notes payable..........      --      --      80,000
 Decrease in other long-term debt..................      (51)   (597)       --
 Addition to deferred finance charges..............      --     (934)   (12,074)
 Principal payments of capital lease obligations...     (526)   (352)       (94)
                                                     -------  ------  ---------
    Net cash (used in) provided by financing
     activities....................................      (70) (3,383)   249,386
                                                     -------  ------  ---------
    Net (decrease) increase in cash and cash
     equivalents...................................   (1,817) (4,438)     7,900
Cash and cash equivalents at beginning of period...    3,462   7,900        --
                                                     -------  ------  ---------
Cash and cash equivalents at end of period.........  $ 1,645   3,462      7,900
                                                     =======  ======  =========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest.........................................  $14,730  15,217         35
  Income taxes.....................................      859   1,219        --
                                                     =======  ======  =========
 Noncash financing activities:
  Acquisition of affiliate properties, contributed
   capital.........................................      --      --      23,000
                                                     =======  ======  =========
 Acquisition of businesses:
  Cash paid for acquisitions.......................      776     --     247,968
  Cash acquired from acquisitions..................      --      --      (1,623)
                                                     -------  ------  ---------
    Cash paid for acquisitions, net of cash
     received......................................  $   776     --     246,345
                                                     =======  ======  =========

          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Basis of Presentation

  The December 31, 1998 consolidated financial statements of Rose Hills Company and subsidiaries (collectively the Company) (a wholly owned subsidiary of Rose Hills Holding Corp.) (RH Holdings) include the accounts of RH Mortuary Corporation (the Mortuary), RH Satellite Properties Corporation (the Satellite Properties) and RH Cemetery Corporation (the Cemetery). The Company is the successor to the operations of Roses, the Association and the Satellite Properties, as described below under Acquisition Transaction. The Company had no prior operations. RH Holdings was formed by Blackstone Capital Partners II Merchant Banking Fund L.P. and affiliates (Blackstone), RHI Management Direct L.P. (RHIMD) and the Loewen Group Inc. and affiliates (Loewen) (collectively the Buyers), in order to purchase certain mortuary and cemetery operations (the Acquisition Transaction) as discussed below.

  The Company operates 14 funeral homes, 3 funeral home and cemetery combination properties and 1 cemetery property in the Southern California area. Services offered at the locations include cemetery interment and professional mortuary services, both of which include pre-need and at-need sales. In addition, the Company offers for sale caskets, memorials, vaults, flowers and the sale of pre-need funeral insurance from which commissions are earned.

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

  Additionally, effective November 19, 1996, to finalize the capitalization and structure of the Company, Loewen contributed to RH Holdings 14 funeral homes and 2 combination funeral home and cemetery properties located in the Southern California area (the Satellite Properties) which were valued at the date of the Acquisition Transaction at $23 million. RH Holdings in turn contributed these properties to the Company effective November 19, 1996. Finally, the Company entered into the Bank Credit Agreement (see note 10) and the sale of the senior subordinated notes was consummated (see note 10).

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

  In connection with the Acquisition Transaction described above, Roses entered into a "Settlement Agreement" dated November 19, 1996 with the Association to resolve amounts due/owed between Roses and the Association as of November 18, 1996. As of December 31, 1998, the Company and the Association have not reached a final agreement with respect to amounts owed under the terms of the Settlement Agreement. However, in the opinion of management of the Company, amounts accrued at December 31, 1998 are adequate to satisfy amounts that may be due the Association.

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

(2) Summary of Significant Accounting Policies

 (a) Use of Estimates

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

 (b) Cash and Cash Equivalents

  Cash and cash equivalents are comprised of cash and short-term certificates of deposit, with original maturities of three months or less.

 (c) Cemetery Operations

  Pre-need sales of cemetery interment rights and other related products and services are recognized as revenue when the customer contracts are signed with concurrent recognition of related costs. Allowances for anticipated customer cancellations and refunds are provided at the date of sale based on management's estimate of expected cancellations using historical trends. Actual cancellation rates in the future may result in a change in estimate. A portion of the proceeds from the sale of interment rights is required by state law to be paid into the Endowment Care Fund to provide for the perpetual care of the associated properties. Cemetery revenue is recorded net of these amounts. Earnings of the Endowment Care Fund are used to defray the maintenance costs of cemeteries. Additionally, pursuant to state law, the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trust funds. It is the Company's policy to voluntarily trust 100% of pre-need service revenue when contracts are paid in full. Also, the Company has an agreement with a vendor to purchase pre-need merchandise when pre-need contracts are paid in full. Funds voluntarily trusted for pre-need cemetery services are included in the consolidated financial statements.

 (d) Prearranged Funeral Services

  Prearranged funeral services provide for future funeral services and are generally determined by prices prevailing at the time the contract is signed. The payments made under the contract are either placed in trust or are used to pay the premiums of life insurance policies under which the Company will be designated as beneficiary. The pre-need funeral insurance policies sold by the Company are whole-life policies sold on a pre-need basis to pay for the cost of funeral services. Commissions earned are based on a combination of factors, such as the amount of funeral cost coverage sold, the age of the insured and the volume of monthly sales activity. Insurance commissions earned are recognized as income when the policies are accepted by the insurance company. Except for insurance commissions and amounts not required to be trusted which are used to defray the initial costs of administration, no income is recognized until the performance of a specific funeral.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Trust fund principal amounts and insurance contract amounts, together with trust fund investment earnings retained in trust and annual insurance benefits, are deferred until the service is performed. The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services. Upon performance of the specific funeral service, the Company will recognize the trust fund principal amount or insurance contract amounts together with the accumulated trust earnings and annual insurance benefits as funeral revenues. Costs relating to the sale of prearranged funeral services, including sales commission expense, are expensed in the period incurred.

 (e) Receivables

  Receivables due from customers for merchandise and services sold at the time of need are generally due at the time services are rendered. However, financing arrangements are available over a period of one to three years. Such financial contracts bear interest at the rate of 12% per annum. An allowance for doubtful accounts has been established to recognize that a portion of these receivables may not be collectible.

  Receivables due from customers for cemetery property, merchandise and services sold in advance of need are generally collected over one to seven years and bear interest at the rate of 11.75% per annum. An allowance for sales cancellations has been established to recognize that cemetery property sold in advance of need, for which a minimum down payment is received, may be subsequently canceled. Accordingly, as of December 31, 1998 and December 31, 1997, allowance for sales cancellations totaled $2,246,000 and $2,234,000, respectively. A provision of $2,071,000, $1,747,000 and $52,000 was charged to cemetery sales to provide for estimated future cancellations for the years ended December 31, 1998, 1997 and period from November 19, 1996 to December 31, 1996, respectively.

  In addition to the receivable due from customers for cemetery property, receivables from customers for cemetery goods and services sold and provided in funeral arrangements as well as mortuary services and merchandise are generally collected over a period of one to five years bearing interest at the rate of 12% per annum. An allowance for doubtful accounts has been established to recognize that a portion of these types of receivables may not ultimately be collectible. As of December 31, 1998 and 1997, the allowance for doubtful accounts totaled $314,000 and $613,000, respectively.

  Finance income earned on long term receivables is recognized on a current basis. Total finance income earned was $2,300,000, $1,400,000 and $142,000 for 1998, 1997 and 1996.

 (f) Inventories

  Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value.

 (g) Cemetery Property

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


 (h) Property, Plant and Equipment

  Property, plant and equipment are valued at fair market value at the acquisition date, with additions subsequent to the acquisition date recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

     Building and improvements........ 10 to 40 years
     Automobiles...................... 4 to 6 years
     Furniture, fixtures and
      equipment....................... 10 years
     Computer hardware and software... 3 to 6 years
     Leasehold improvements........... Life of the asset or term of the lease, whichever is shorter

  Expenditures for maintenance and repairs are charged to operations as incurred and expenditures for replacements and betterment are capitalized.

 (i) Goodwill

  The excess of purchase price over the fair value of identifiable net assets acquired (goodwill) is being amortized by use of the straight-line method over a 40-year period. As of December 31, 1998 and 1997, accumulated amortization was $7,007,000 and $3,683,000, respectively. During 1997, certain amounts were added to goodwill for preacquisition contingencies identified during the one-year period following the acquisition date.

 (j) Covenants Not to Compete

  Covenants not to compete on the consolidated balance sheets represent amounts prepaid or the present value of future payments under noncompetition agreements with certain key management personnel of acquired operations.

  Amortization of such covenants not to compete is provided by use of the straight-line method over the terms of the relevant agreements, typically ten years. As of December 31, 1998 and 1997, accumulated amortization of covenants not to compete was $892,000 and $464,000, respectively.

 (k) Deferred Financing Cost

  Deferred financing costs relating to the bank senior-term loan and the senior subordinated notes are being amortized over the life of the loan and the notes based on the effective interest method. As of December 31, 1998 and 1997, accumulated amortization of these costs was $3,462,000 and $1,826,000, respectively.

 (l) Derivative Instruments

  The Company enters into derivative transactions with financial institutions only as hedges of other financial transactions and not for speculative purposes. The Company's policies do not allow leveraged transactions and are designed to minimize credit and concentration risk with counterparties.

 (m) Income Taxes

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

 (n) Fair Value of Financial Instruments

  The carrying value of the Company's debt instruments approximates fair value which is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

  The fair value of the Company's accounts and notes receivable in excess of one year approximates carrying values and is determined as the present value of expected future cash flows discounted at the interest rate currently offered by the Company, which approximates rates currently offered for loans with similar terms and collateral to borrowers with comparable credit risk.

  The carrying amounts of the remaining current assets and liabilities approximate fair value because of the short-term nature of those accounts.

 (o) Impairment of Long-Lived Assets

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

 (p) Earnings (Loss) per Share

  Earnings (loss) per share have not been included, as the Company is a wholly owned subsidiary.

 (q) Pension and Other Postretirement Plans

  On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, Employers Disclosures about Pension and Other Postretirement Benefits. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the method of accounting for such plans.

  The Company has a defined benefit plan, a defined contribution plan, supplemental employee retirement plan (SERP) and a retirement plan for the Board of Trustees. All plans except for the defined contribution plan are frozen.

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

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  At December 22, 1998, the Company acquired certain assets and liabilities of the Home of Peace Memorial Park. Home of Peace is a Los Angeles, California cemetery established in 1855 which consists of approximately 32 acres, some of which is still available for future development. Cash paid for the transaction amounted to approximately $776,000, which represents the difference between $1,100,000 in assets and $324,000 in liabilities. As the amount paid was equal to the estimated fair market asset value less liabilities, goodwill was not recorded.

  The results of operations of Home of Peace for the period December 22, 1998 through December 31, 1998 were not material to the financial statements of Rose Hills Company and therefore, were not included with the results of operations for the Company for the year ended December 31, 1998.

(4) Prepaid Expenses and Other Current Assets

  Prepaid expenses and other current assets consist of the following at December 31, 1998 and 1997 (in thousands):

                                                                     1998  1997
                                                                    ------ -----
   Due from insurance companies.................................... $1,351   632
   Due from Funeral Service Trust..................................    393   324
   Due from Endowment Care Fund....................................  1,050   246
   Taxes Receivable................................................  1,082   474
   Prepaid insurance...............................................    271   233
   Other...........................................................    554   890
                                                                    ------ -----
     Prepaid expenses and other current assets..................... $4,701 2,799
                                                                    ====== =====

(5) Property, Plant and Equipment

  Property, plant and equipment consist of the following at December 31, 1998 and 1997 (in thousands):

                                                                   1998    1997
                                                                  ------- ------
   Land.......................................................... $ 9,036  9,036
   Buildings and improvements....................................  41,064 40,012
   Furniture, fixtures and equipment.............................   6,540  5,533
   Vehicles......................................................   1,578    634
   Computers and computer software...............................   5,023  3,826
   Construction in progress......................................   8,224  7,617
                                                                  ------- ------
     Total property, plant and equipment.........................  71,465 66,658
   Less accumulated depreciation.................................   5,487  2,557
                                                                  ------- ------
     Property, plant and equipment, net.......................... $65,978 64,101
                                                                  ======= ======

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(6) Accounts Payable and Accrued Liabilities

  Accounts Payable and Accrued liabilities consist of the following at December 31, 1998 and 1997 (in thousands):

                                                                  1998    1997
                                                                 ------- ------
   Trade payables............................................... $   819  1,096
   Interest.....................................................   1,371  1,291
   Property and other taxes.....................................   1,469    798
   Payroll and related costs....................................   1,442  2,145
   Other payables...............................................   7,578  5,357
   Other accrued expenses.......................................   3,159    713
                                                                 ------- ------
                                                                 $15,838 11,394
                                                                 ======= ======

(7) Derivative Financial Instruments

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

  The Company has entered into interest rate collar agreements, which effectively set maximum and minimum interest rates on the principal amount of Senior Debt (note 10), ranging from a floor of 5.5% (the Company would pay 5.5% even if rates fall below that level) to a maximum or cap of 6.5% for the period commencing January 2, 1997 through December 1, 2000. The collar agreement is based on three-month LIBOR. The fair value of the collar agreement at December 31, 1998 and 1997 as estimated by a dealer, was a favorable $808,000 and $7,000, respectively.

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

(8) Endowment Care Fund

  The Company, pursuant to state law, has placed the cemeteries under endowment care. Therefore, when cemetery property is sold, an endowment care charge is made for which a minimum amount is statutory. Charges are payable to the Endowment Care Fund (the Fund), a separate 501(c)(13) organization, when the total sales contract amount has been collected. Since a substantial portion of pre-need cemetery property sales is made on an installment basis, many of the charges are not due currently. Generally, the installment receivables, including late charges, are collectible within one to seven years. As of December 31, 1998 and 1997, amounts owed to the Fund, but not yet due or collected from customers, amounted to $1,089,000 and $1,761,000, respectively. The Fund's assets are invested under the direction of the Board of Trustees of the Fund. The principal of the fund generally cannot be withdrawn by the Company and therefore is not included on the consolidated balance sheet. The change in net assets of the Fund, net of amounts required to be withheld under state law, is paid by the

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Fund to the Company and is used for the care, maintenance and embellishment of the cemetery. As allowable by state law, a portion of the undistributed capital gains of the Fund has been reserved and is available to the Company at the discretion of the Trustees for future maintenance, repair or restoration of property or embellishment. The amounts earned by the Fund and transferred to the Company are reported in the consolidated statements of operations and amounted to $3,534,000 and $3,549,000 for the years then ended, respectively.

  Total assets of the Fund are $62,461,000 and $58,132,000 at December 31, 1998 and 1997, respectively, and consist primarily of cash and investments carried at fair market value. Total liabilities of the Fund are $1,206,000 and $703,000 at December 31, 1998 and 1997, respectively, and consist of amounts payable to the Company. Total net assets of $61,255,000 and $57,429,000 at December 31, 1998 and 1997, respectively, resulted primarily from Fund deposits received or receivable from customers, capital gains (net of transfers to reserves) and holding losses experienced by the Fund.

(9) Pre-need Funeral Service Debentures

  From 1960 to 1975, the Association (the predecessor cemetery) sold pre-need funeral service debentures at face amounts under subscription agreements, which provided for the collection of the amount on an installment basis. Debentures were issued in denominations of $125 each when installments of the amount were collected. As of December 31, 1998 and 1997, the debentures subscribed pursuant to the subscription agreements amounted to less than $10,000. The Company may redeem the debentures at any time prior to maturity at the face amount or the holders thereof may at any time apply the debentures to the purchase price of funeral services and arrangements furnished by the Company.

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

           Date                                                          Amount
           ----                                                          ------
     Prior to February 1, 1998..........................................  $643
     February 1, 1999...................................................    71
     February 1, 2000...................................................    71
                                                                          ----
       Total............................................................  $785
                                                                          ====

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(10) Income Taxes

  The provision for income tax (benefit) is as follows (in thousands):

                                                              1998   1997  1996
                                                             ------  ----  ----
     Current:
      Federal............................................... $  --    --    --
      State.................................................     79    14    18
                                                             ------  ----  ----
       Total current........................................     79    14    18
                                                             ------  ----  ----
     Deferred:
      Federal...............................................  1,502   (10) (121)
      State.................................................    404    91   (57)
                                                             ------  ----  ----
       Total deferred.......................................  1,906    81  (178)
                                                             ------  ----  ----
       Total income tax (benefit)........................... $1,985    95  (160)
                                                             ======  ====  ====

  Differences between the provision for income taxes (benefit) and income taxes at the statutory Federal income tax rate are as follows (in thousands):

                                                              1998   1997  1996
                                                             ------  ----  ----
     Expected Federal tax (benefit)......................... $1,027  (569) (234)
     Net tax effects of:
      Goodwill amortization.................................    709   640   102
      State taxes, net of Federal benefit...................    319    87   (26)
      Nondeductible expenses................................    (10)   10    (2)
      Other.................................................    (60)  (73)  --
                                                             ------  ----  ----
       Actual income tax (benefit).......................... $1,985    95  (160)
                                                             ======  ====  ====

  The components of the net deferred tax balances at December 31, 1998 and 1997 are as follows (in thousands):

                                                                 1998     1997
                                                                -------  ------
   Deferred tax assets:
    Operating reserves......................................... $ 1,105   1,469
    Retirement benefits........................................   1,521   1,591
    Other reserves.............................................   2,921   2,101
    Net operating loss.........................................     332   1,032
    Other......................................................     130      75
                                                                -------  ------
     Total deferred tax assets.................................   6,009   6,268
                                                                -------  ------
   Deferred tax liabilities:
    Acquisition step ups.......................................  (2,977) (3,605)
    Goodwill amortization......................................  (2,121) (1,242)
    Depreciation...............................................  (2,418) (1,022)
    Land.......................................................    (863)   (863)
                                                                -------  ------
     Total deferred tax liability..............................  (8,379) (6,732)
                                                                -------  ------
     Net deferred tax liability................................ $(2,370)   (464)
                                                                =======  ======

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Based upon the level of historic taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 1998.

  At December 31, 1998, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $1.0 million, which are available to offset future federal income, if any, through 2012.

(11) Related Party Transactions

 (a) Administrative Services Agreement

  In connection with the Acquisition Transaction, as described in note 1, the Company engaged Loewen to provide certain administrative services and share certain resources pursuant to an Administrative Services Agreement. Pursuant to the Administrative Services Agreement, Loewen is to provide accounting services, computer systems and support, telecommunications support, general operations support, legal services, environmental compliance, regulatory compliance, as well as expertise in management information systems, sales, tax and fund management. As compensation for services provided under the Administrative Services Agreement, Loewen is entitled to receive from the Company, a minimum fee (the Administrative Services Fee) payable monthly in arrears and in an aggregate amount equal to $250,000 (subject to specified annual increases). The Company is also required to reimburse Loewen for all out-of-pocket costs and expenses incurred from third parties in connection with services performed pursuant to the Administrative Services Agreement. For the years ended December 31, 1998, 1997 and the period from November 19, 1996 to December 31, 1996, the Company had recorded approximately $250,000, $323,000 and $42,000 for Administrative Services Fee, respectively.

 (b) Monitoring Fee

  The Company is required to pay annually a monitoring fee (the Monitoring
Fee) equal to $250,000 (subject to increases for inflation) to an affiliate of a shareholder of the Parent Company. The Company had expensed the Monitoring Fee of $250,000 for December 31, 1998 and 1997 and $31,000 for the period from November 19, 1996 to December 31, 1996.

 (c) Insurance Commissions

  In 1998, the Company earned insurance commissions totaling approximately $1,000,000 from a subsidiary of Loewen. No amounts were earned in 1997 and 1996.

(12) Long-Term Debt

  Long-term debt consists of the following at December 31, 1998 and 1997 (in thousands):

                                                               1998     1997
                                                             --------  -------
   Borrowings outstanding under Bank Credit Agreement, due
    2003...................................................  $ 72,507   73,503
   Senior subordinated notes at 9.5%, due November 15,
    2004...................................................    80,000   80,000
   Notes payable and liabilities under noncompete
    agreements bearing interest at rates ranging from 7.46%
    to 9%. The notes and noncompete agreements have
    variable maturities ranging from 1999 through 2007.....     2,214    3,128
   Long term portion of capital lease obligations..........       989      652
                                                             --------  -------
                                                              155,710  157,283
   Less current portion....................................    (2,133)  (2,368)
                                                             --------  -------
     Long-term debt........................................  $153,577  154,915
                                                             ========  =======

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  At December 31, 1998, annual maturities of long-term debt consisted of the following (in thousands):

     Year ending December 31:
       1999............................................................ $  2,133
       2000............................................................    3,659
       2001............................................................    7,442
       2002............................................................    9,361
       2003............................................................   52,765
       Thereafter......................................................   80,350
                                                                        --------
                                                                        $155,710
                                                                        ========

 Bank Credit Agreement

  Concurrent with the consummation of the Acquisition Transaction, the Company entered into a credit agreement (the Bank Credit Agreement) with a group of financial institutions in Canada and the United States, which provides for (1) a senior secured amortization extended term loan facility (the Bank Term Facility) in an aggregate principal amount of $75.0 million used to partially finance the Acquisition Transaction, as described in note 1, to prefund certain capital expenditures and to refinance existing indebtedness of the Mortuary and (2) a senior secured revolving credit facility (the Revolving Credit Facility) in an aggregate principal amount of $25.0 million, the proceeds of which are available for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company.

  The Bank Credit Agreement contains certain affirmative and negative covenants customary for this type of agreement and is guaranteed by the Company, its subsidiaries and RH Holdings. All such guarantees are secured by a first priority security interest of the capital stock of the Company and each subsidiary and all inter-company receivables. The Company is required to maintain certain defined financial ratios. The Company was in compliance with all such requirements at December 31, 1998.

  Borrowings under the Bank Term Facility bear interest at the Company's option, at the reference rate (the Base Rate) of the agent acting on behalf of the financial institutions plus 2%, or under a Eurodollar option, at a reserve-adjusted Eurodollar rate (the Adjusted Eurodollar Rate) plus 3%. The Bank Term Facility will mature seven years after the Acquisition and requires semiannual installments aggregating $1 million in each of the first three years after the Acquisition, $3.0 million in the fourth year after the Acquisition, $7.0 million in the fifth year after the Acquisition, $9.0 million in the sixth year after the Acquisition and $53 million in the seventh year after the Acquisition.

  As of December 31, 1998, the Company was paying interest at the Adjusted Eurodollar Rate (5.44%) plus 3% on its outstanding borrowings under the Bank Term Facility. Additionally, the Company had entered into interest rate collar agreements to limit its interest rate risk. Pursuant to the terms of the interest rate collar agreements, the minimum and maximum Base Rate or Adjusted Eurodollar interest rates range from 5.5% to 6.5%, respectively, for the period from January 2, 1997 through December 1, 2000.

  Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at the Base Rate plus 1.75%, or the Adjusted Eurodollar Rate plus 2.75%. The Company pays a commitment fee of .5% on the unused portion. The Revolving Credit Facility is payable in full at maturity, with no prior amortization. As of December 31, 1998, the Company had $2,000,000 of borrowings under the Revolving Credit Facility, which is included in other current liabilities and bears interest rates from 8.06% to 8.125%.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Concurrent with the consummation of the Acquisition Transaction, the Company issued $80.0 million of 9.5% senior subordinated notes payable due November 15, 2004 (the Notes). There are no sinking fund requirements on the Notes and they may not be redeemed until November 2000. At such date, they are redeemable at 104.75% of principal amount, plus accrued and unpaid interest, if any, to the redemption date, and thereafter, at an annually declining premium over par until November 2003, when they are redeemable at par. The indenture limits the payment of dividends and repurchase of capital stock, and includes certain other restrictions on indebtedness and limitations customary with subordinated indebtedness of this type.

  The Company assumed liabilities under notes payable and noncompete agreements from the Satellite Properties. The notes payable are secured by land and bear interest at rates ranging from 7.46% to 8.00%. The noncompete agreements consist of the net present value of future payments discounted at 9.00%.

(13) Retirement Plans

 (a) Defined Benefit Plan

  As a result of the Acquisition Transaction, the Retirement Plan for Employees of Rose Hills Mortuary, L.P. (the Plan) was frozen as of December 31, 1996. It is the intention to formally terminate the Plan at a later date. Prior to the Acquisition Transaction, all employees of the Mortuary, which employed all cemetery and mortuary employees, were participants in the Plan. Participants became fully vested upon the freezing of the Plan. Employees may elect to receive their pension benefits in the form of a single-life annuity or a qualified joint and contingent annuity.

  The Company has funded or accrued the present value of these benefits. The Company Plan is subject to and in compliance with the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). During 1995, the Company Plan received a favorable letter of determination from the IRS.

  The change in benefit obligation included the following components (in thousands):

                                                         1998     1997    1996
                                                        -------  ------  ------
   Benefit obligation at January 1..................... $10,701  10,917  11,321
   Service cost........................................     --      --       91
   Interest cost.......................................     731     712     109
   Actuarial (gain)/loss...............................     330    (445)   (533)
   Benefits paid.......................................    (512)   (483)    (71)
                                                        -------  ------  ------
     Benefit obligation at December 31................. $11,250  10,701  10,917
                                                        =======  ======  ======

The change in plan assets included the following components (in thousands):

                                                         1998     1997    1996
                                                        -------  ------  ------
   Fair value of assets at January 1................... $11,249  10,887  10,918
   Actual return on plan assets........................     757     693     --
   Employer contribution...............................     --      152     --
   Benefits paid.......................................    (512)   (483)    (71)
                                                        -------  ------  ------
     Fair value of assets at December 31............... $11,494  11,249  10,887
                                                        =======  ======  ======

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The change in funded status included the following components (in thousands):

                                                       1998     1997     1996
                                                     --------  -------  -------
   Benefit obligation............................... $(11,250) (10,701) (10,917)
   Plan assets at fair value........................   11,494   11,249   10,887
   Unrecognized net actuarial (gain) loss...........      (82)    (376)     --
                                                     --------  -------  -------
     (Accrued) or prepaid pension cost.............. $    162      172      (30)
                                                     ========  =======  =======

  The net pension cost included the following components (in thousands):

                                                            1998   1997   1996
                                                            -----  -----  -----
   Service cost--benefits earned during the period......... $ --     --      91
   Interest cost on projected benefits obligations.........   731    712    109
   Expected earnings on Company plan assets................  (720)  (702)  (109)
                                                            -----  -----  -----
     Total net periodic pension cost....................... $  11     10     91
                                                            =====  =====  =====

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.75%, 7% and 6.55% for 1998, 1997 and 1996, respectively. The expected long-term rate of return on assets was 6.5% for 1998 and 1997 and 8.0% for 1996.

 (b) Defined Contribution Plan

  The Company also has a defined contribution plan, which has been qualified under Section 401(k) of the Internal Revenue Service Code (the Savings Plan). During 1995, the predecessor mortuary received a favorable letter of determination from the Internal Revenue Service regarding the Savings Plan. The Savings Plan permits participation by all employees of the Company who have completed six months of continuous service, subject also to their entry into the Savings Plan on enrollment dates of January 1 or July 1 of each year. Participants may defer up to 15% of their compensation (subject to certain limitations). In addition to the amount of compensation deferred by participants, the Company matches up to 100% of the first $300 contributed and 50% of the next $3,400 contributed per year per participant. Additionally, the Company may contribute to the trust for each Plan year, beginning with the Plan year beginning January 1, 1997, such amounts as the Board of Directors shall determine in its sole discretion. The Company's contribution to this Savings Plan on behalf of the participants amounted to $391,000 and $388,000 for the year ended December 31, 1998 and 1997, respectively. For the period from November 19, 1996 to December 31, 1996, the Company contribution to this savings plan on behalf of the participants amounted to $48,000.

 (c) Supplemental Employee Retirement Plan

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

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The change in SERP benefit obligation included the following components (in thousands):

                                                         1998     1997    1996
                                                        -------  ------  ------
   Benefit obligation at January 1..................... $ 4,656   4,244   4,775
   Interest cost.......................................     276     321      46
   Actuarial (gain)/loss...............................    (508)     91    (577)
   Benefits paid.......................................    (190)    --      --
                                                        -------  ------  ------
     Benefit obligation at December 31................. $ 4,234   4,656   4,244
                                                        =======  ======  ======

  The change in SERP plan assets included the following components (in thousands):

                                                         1998     1997    1996
                                                        -------  ------  ------
   Fair value of assets at January 1................... $   --      --      --
   Participant contributions...........................     190     --      --
   Benefits paid.......................................    (190)    --      --
                                                        -------  ------  ------
     Fair value of assets at December 31............... $   --      --      --
                                                        -------  ------  ------

  The change in SERP funded status included the following components (in thousands):

                                                         1998     1997    1996
                                                        -------  ------  ------
   Benefit obligation.................................. $(4,234) (4,656) (4,244)
   Unrecognized net actuarial (gain)/loss..............    (938)   (460)   (577)
                                                        -------  ------  ------
     Prepaid/(accrued) pension cost.................... $(5,172) (5,116) (4,821)
                                                        =======  ======  ======

  The net SERP pension cost included the following components (in thousands):

                                                         1998     1997    1996
                                                        -------  ------  ------
   Service cost at end of year......................... $   --              --
   Interest cost.......................................     275     321      46
   Settlement or curtailment cost......................     (30)    (26)    --
                                                        -------  ------  ------
     Total net pension cost............................ $   245     295      46
                                                        =======  ======  ======

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.75%, 7.25% and 7.75% for 1998, 1997 and 1996, respectively. The expected long-term rate of return on assets was 6.5% for 1998 and 8.0% for 1997 and 1996.

  To fund the SERP obligations, the Company has procured whole-life insurance policies. The Company is the owner and beneficiary of these policies with an aggregate face amount of $7.0 million. The cash surrender value of the Company's share of the policies is reflected in the consolidated balance sheets under other assets and amounted to $1,319,000 and $940,000 as of December 31, 1998 and 1997, respectively.

 (d) Board of Trustees' Plan

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

  The change in benefit obligation included the following components (in thousands):

                                                         1998     1997    1996
                                                        -------  ------  ------
   Benefit obligation at January 1..................... $ 2,434   2,362   2,440
   Service cost........................................     --      --       13
   Interest cost.......................................     140     179      20
   Actuarial (gain) loss...............................    (298)    153     (75)
   Benefits paid.......................................    (350)   (260)    (36)
                                                        -------  ------  ------
     Benefit obligation at December 31................. $ 1,926   2,434   2,362
                                                        =======  ======  ======

  The change in plan assets included the following components (in thousands):

                                                         1998     1997    1996
                                                        -------  ------  ------
   Fair value of assets at January 1................... $   --      --      --
   Employer contributions..............................     350     260      35
   Benefits paid.......................................    (350)   (260)    (35)
                                                        -------  ------  ------
     Fair value of assets at December 31............... $   --      --      --
                                                        -------  ------  ------

  The change in funded status included the following components (in thousands):

                                                         1998     1997    1996
                                                        -------  ------  ------
   Benefit obligation.................................. $(1,926) (2,434) (2,362)
   Unrecognized net actuarial (gain)/loss..............     272     574     454
                                                        -------  ------  ------
     Prepaid/(accrued) pension cost.................... $(1,654) (1,860) (1,908)
                                                        =======  ======  ======

  The net pension cost included the following components (in thousands):

                                                         1998     1997    1996
                                                        -------  ------  ------
   Service cost at end of year......................... $   --      --       13
   Interest cost.......................................     140     179      20
   Gain................................................       3      33      18
   Prior service cost..................................     --      --        6
                                                        -------  ------  ------
     Total net pension cost............................ $   143     212      57
                                                        =======  ======  ======

  The weighted average discount rate used in determining the actual present value of the projected benefit obligation was 6.75% for 1998 and 7.25% for 1997 and 1996.

 (e) Deferred Compensation

  In addition, certain retired senior executives of the Association participated in a nonqualified supplemental deferred compensation program. Per terms of the Asset Purchase Agreement, the Company has assumed this liability. At December 31, 1998 and 1997, the Company's liability for this program totaled $49,000 and $143,000, respectively.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(14) Funeral Service Trust Agreements

  The Company sells, on a limited basis, Funeral Service Trust Agreements to consumers (the "Trustor"). These trust agreements are sold generally on an installment basis and funds derived therefrom earn income subject to certain limitations. Trusts may be terminated at any time with all principal and accumulated net income being distributed to the Trustor. The Trustor may at any time apply the trust amount to the purchase price of funeral services and arrangements furnished by the Company and/or to cemetery property, services and commodities provided by the Association. The amounts relating to these trusts are not included in the accompanying consolidated financial statements; however, administration fees earned by the Company are reflected in the consolidated statements of income.

(15) Commitments under Lease Agreements

  As of December 31, 1998, the future minimum lease obligation pursuant to operating lease agreements is summarized as follows (in thousands):

                                                                       Operating
                                                                        leases
                                                                       ---------
     Year ending December 31:
       1999...........................................................  $  648
       2000...........................................................     514
       2001...........................................................     458
       2002...........................................................     372
       2003...........................................................     114
                                                                        ------
         Total minimum lease obligation...............................  $2,106
                                                                        ======

  Rental expense under operating lease agreements for the years ended December 31, 1998 and 1997 was $778,000 and $719,000, respectively. For the period from November 19, 1996 to December 31, 1996, rent expense was $25,000.

(16) Purchase Commitments

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

(17) Commitments and Other Matters

 (a) Transaction with the International Buddhist Progress Society

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

  The remaining unpaid portion of the sales price is to be repaid after construction of the columbarium is completed (estimated for Spring 1999), based on a percentage of niches sales, but in no event later than January 1, 2003. The columbarium is substantially complete and IBPS will sell the niches therein on an at-need and pre-need basis. Pursuant to the agreement with IBPS, the Company will hold title to land improvements and the completed building.

 (b) General

  The Company has employment agreements with its executive officers, the terms of which expire at various dates. Such agreements provide for minimum salary levels, as well as incentive bonuses, which are, payable if specified management goals are attained.

(18) Contingencies

  The Company is involved in certain matters of litigation, none of which, in the judgment of management, will have a material impact on its consolidated financial position or results of operations.

  Management is aware that Rose Hills' cemetery may have been contaminated when a portion of the cemetery was used to dispose of waste products prior to 1978. The cost to remediate the waste disposal area is not known; however, under the terms of the asset purchase agreement, the Seller assumed all liability to remediate the property.

(19) Segmented Information

  The Company has adopted FASB No. 131 Disclosure about Segments of an Enterprise and Related Information which uses a "management approach" for determining the way the Company reports information about its operating segments.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The Company's reportable segments are comprised of the two businesses it operates, each of which offers different products and services: funeral homes and cemeteries. The funeral home segment is an aggregation of funeral home and funeral plan operations.

  The funeral homes offer a full range of funeral services, encompassing the collection of remains, registration of death, professional embalming, use of funeral home facilities, sale of caskets and other merchandise, and transportation to the place of worship, funeral chapel, cemetery or crematorium. In addition to providing at-need funeral services, the Company sells insurance contracts for which it receives commission revenue.

  The cemeteries assist families in making burial arrangements and offer a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, caskets, memorials, niches and mausoleum crypts), the opening and closing of graves and cremation services. The majority of cemetery revenue is from pre-need sales.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company sells entirely to external customers. The Company evaluates performance based on earnings from operations of the respective businesses. The Company does not allocate income taxes or other corporate expenses to the operating segments.

                                                       Funeral  Cemetery  Total
   (in thousands)                                      -------- -------- -------
   Revenues from external customers:
     1998............................................. $ 31,949  51,628   83,577
     1997............................................. $ 32,392  38,252   70,645
     1996............................................. $  4,002   3,078    7,080
   Income from operations:
     1998............................................. $ 11,288  19,422   30,710
     1997............................................. $ 12,734  12,509   25,240
     1996............................................. $  1,379   1,196    2,600
   Interest revenue (included in revenues):
     1998............................................. $    --    6,071    6,071
     1997............................................. $    --    4,934    4,934
     1996............................................. $    --      535      535
   Depreciation:
     1998............................................. $  1,660   1,299    2,959
     1997............................................. $  1,268   1,025    2,293
     1996............................................. $    193      83      276
   Total assets:
     1998............................................. $107,462 190,012  297,474
     1997............................................. $109,791 172,503  282,294
     1996............................................. $118,147 170,961  289,108

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The following table reconciles income from operations of reportable segments to income before income taxes:

                                                    1998      1997     1996
                                                  --------  --------  -------
   Income from operations of reportable
    segments..................................... $ 30,710    25,240    2,600
     Corporate general and administrative
      expenses...................................   (7,420)   (6,726)    (902)
     Amortization of intangible assets...........   (3,752)   (3,776)    (371)
                                                  --------  --------  -------
   Total income from operations..................   19,538    14,738    1,327
     Interest expense............................  (16,519)  (16,411)  (2,015)
                                                  --------  --------  -------
     Income (loss) before taxes.................. $  3,019    (1,673)    (688)
                                                  ========  ========  =======

  The following table reconciles total assets of reportable segments to consolidated total assets:

                                                    1998      1997     1996
                                                  --------  --------  -------
   Assets of reportable segments................. $297,474   282,294  289,108
   Cash in corporate bank accounts...............    1,645     3,462    7,174
   Deferred tax asset............................    4,085     4,658    1,176
   Corporate capital assets......................    7,933     7,892    7,570
   Deferred finance costs........................    9,036    10,672   11,382
   Other.........................................    1,760     3,620    1,424
                                                  --------  --------  -------
     Total consolidated assets................... $321,933   312,598  317,834
                                                  ========  ========  =======

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Roses, Inc.:

  We have audited the consolidated financial statements of Roses, Inc. and subsidiaries (Predecessor Mortuary) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows for the period from January 1, 1996 to November 18, 1996 of Roses, Inc. and subsidiaries, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

                                          KPMG LLP

Orange County, California
June 12, 1997

                          ROSES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

            For The Period from January 1, 1996 to November 18, 1996
                             (Dollars in Thousands)

                                                                         1996
                                                                        ------
Sales and services:
 Caskets .............................................................. $8,014
 Funeral services .....................................................  8,224
 Insurance commissions ................................................  2,337
 Flowers ..............................................................  1,502
 Management fee and other .............................................    345
                                                                        ------
  Total sales and services ............................................ 20,422
                                                                        ------
Cost of sales and services:
 Caskets ..............................................................  2,424
 Funeral services .....................................................  2,413
 Flowers ..............................................................    664
                                                                        ------
  Total cost of sales and services ....................................  5,501
                                                                        ------
  Gross profit ........................................................ 14,921
                                                                        ------
Selling, general and administrative expenses .......................... 12,331
Amortization of purchase related assets ...............................     87
Settlement of intercompany balances ...................................  1,853
                                                                        ------
  Income from operations ..............................................    650
                                                                        ------
Interest income (expense):
 Interest income ......................................................    378
 Interest expense ..................................................... (1,439)
                                                                        ------
  Total net interest expense .......................................... (1,061)
                                                                        ------
  Loss before tax provision ...........................................   (411)
Tax provision .........................................................    545
                                                                        ------
  Net loss ............................................................ $ (956)
                                                                        ======


          See accompanying notes to consolidated financial statement.

                          ROSES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

           For the Period from January 1, 1996 to November 18, 1996.
                             (Dollars in Thousands)

                                                                        1996
                                                                       -------
Cash flow from operating activities:
  Net loss ........................................................... $  (956)
 Adjustments to reconcile net loss to net cash provided by operating activities:
  Amortization of purchase related assets ............................      87
  Depreciation .......................................................   1,065
   Net loss on disposal of property, plant and equipment .............      (1)
  Provision for bad debts ............................................      53
  Provision for deferred income taxes ................................    (883)
Changes in assets and liabilities associated with operating
 activities:
  Decrease in customer accounts receivable ...........................      92
  Decrease in due from Rose Hills Memorial Park Association ..........   3,537
 Decrease in other receivables .......................................   1,213
 Decrease in other current assets ....................................     660
  Decrease in accounts payable and accrued expenses ..................  (2,042)
  Increase in other current liabilities ..............................     808
 Other, net ..........................................................      90
                                                                       -------
     Net cash provided by operating activities .......................   3,723
                                                                       -------
Cash flow from investing activities--capital expenditures ............     (71)
                                                                       -------
Cash flow from financing activities:
 Reduction of long-term debt .........................................  (4,776)
 Capital contribution ................................................   1,000
 Decrease in other long-term liabilities .............................    (253)
                                                                       -------
     Net cash used in financing activities ...........................  (4,029)
                                                                       -------
     Net decrease in cash and cash equivalents .......................    (377)
                                                                       -------
Cash and cash equivalents at beginning of period .....................   1,269
                                                                       -------
Cash and cash equivalents at end of period ........................... $   892
                                                                       =======
Supplemental cash flow information:
 Interest paid ....................................................... $ 2,544
                                                                       =======
 Taxes paid .......................................................... $   565
                                                                       =======

          See accompanying notes to consolidated financial statement.

                          ROSES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

            For the Period from January 1, 1996 to November 18, 1996
                             (Dollars in Thousands)

                                                                      Total
                                               Retained Earnings/ Shareholders'
                              Shares    Common    (Accumulated       Equity
                            Outstanding Stock       Deficit)        (Deficit)
                            ----------- ------ ------------------ -------------
Balance, December 31,
  1995.....................   100,000    $100       $(4,020)         $(3,920)
 Net loss for the period
  from January 1, 1996 to
  November 18, 1996 .......       --     (956)         (956)
 Capital contribution .....       --      --          1,000            1,000
                              -------    ----       -------          -------
Balance, November 18, 1996
 ..........................   100,000    $100       $(3,976)         $(3,876)
                              =======    ====       =======          =======




          See accompanying notes to consolidated financial statement.

                         ROSES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

  The November 18, 1996 consolidated financial statement of Roses, Inc. and subsidiaries (collectively "Roses" or the "Company") include the accounts of Roses, Inc., Rose Hills Mortuary, Inc. ("RHMI") and Rose Hills Mortuary, L.P. ("RHMLP").

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

 Use of Estimates

  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  Cash and cash equivalents are comprised of cash and short term certificates of deposit.

                         ROSES, INC. AND SUBSIDIARIES

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

3. Pre-Need Funeral Insurance

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

                         ROSES, INC. AND SUBSIDIARIES

  RHMI, the general partner of RHMLP, holds the license to sell the pre-need insurance as the general agent for RHMLP. However, pursuant to an assignment agreement with RHMLP and RHMI, RHMLP receives the insurance commissions as income for its efforts for managing, operating and employing the personnel involved with the pre-need funeral insurance program.

4. Income Taxes

  The provision for income taxes follows:

                                                                    November 18,
                                                                        1996
                                                                    ------------
                                                                      (000's)
     Federal current...............................................    $1,085
     State current.................................................       343
                                                                       ------
       Total current...............................................     1,428
                                                                       ------
     Federal deferred..............................................      (665)
     State deferred................................................      (218)
                                                                       ------
       Total deferred..............................................      (883)
                                                                       ------
       Total income tax expense....................................    $  545
                                                                       ======

  Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

                                                                    November 18,
                                                                        1996
                                                                    ------------
     Federal tax at statutory rates................................    $(140)
     Net tax effects of:
       Goodwill amortization.......................................       28
       State taxes, net of federal benefit.........................       82
       Acquisition costs...........................................      601
       Other permanent differences.................................      (26)
                                                                       -----
     Actual tax expense............................................    $ 545
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

5. Operation and Management Agreements

  The businesses of the Company and the Association are complementary. Effective October 1, 1989, and in conjunction with the Acquisition, the Company and the Association entered into an Operation and Management Agreement ("O & M Agreement"), whereby RHMLP manages the Association's cemetery operations for a ten-year term, subject to two additional five-year periods at the option of either the Company or the Association. Under the terms of the O & M Agreement, common costs, including but not limited to general and administrative payroll, advertising, utilities and selling expenses, are allocated between the Company and the Association at

                         ROSES, INC. AND SUBSIDIARIES
agreed upon percentages. In the opinion of Roses management, these allocation percentages are reasonable. Although most of the common costs are paid by the Company, the accompanying Statements of Income reflect the net expenses of the Company. General and administrative payroll and other employee benefit expenses such as retirement plan costs are generally paid by the Company and then allocated and shared between RHMLP and the Association.

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

6. Retirement Plans

 Defined Benefit Plan

  As a result of the formation of the Company, all employees of the Association became employees of the Company on or before October 1, 1990. Prior to the Acquisition, all employees of the Association were participants in the Retirement Plan for Employees of Rose Hills Memorial Park Association (the "Association Plan"). In conjunction with the Acquisition, however, the Association Plan was terminated in September 1990 and assets sufficient to cover the projected benefit obligations for all currently active participants in the Association Plan were transferred to the Retirement Plan for Employees of Rose Hills Mortuary, L.P. (the "Company Plan"). As more fully explained in
Note 5, the expense of the Company Plan is shared between the Company and the Association. The information presented below represents the net pension cost for the Company Plan, however the accompanying Income Statement of the Company reflects RHMLP's expenses only.

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

  The net pension cost included the following components:

                                                                    December 31,
                                                                        1996
                                                                    ------------
                                                                      (000's)
     Service cost-benefits earned during the period................   $   623
                                                                      -------
     Interest cost on projected benefit obligation.................       710
                                                                      -------
     Actual (earnings) loss on company plan assets.................    (1,429)
     Net amortization and deferral.................................       701
                                                                      -------
       Total net periodic pension cost.............................   $   605
                                                                      =======

  The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.75% and 4.50%, respectively. The expected long-term rate of return on assets was 8.00%.

  As stated in Note 5, the common costs are shared between the Association and Roses. The amounts for the Company Plan noted above are for all participants before such costs are allocated between the Association and Roses. However, the accompanying Statement of Income reflects only the net pension plan expenses for Roses share of such expenses. The Company's share of the net periodic pension cost was $346,000 for the period ended November 18, 1996.

 Defined Contribution Plan

  The Company also has a defined contribution plan, which has been qualified under section 401(k) of the Internal Revenue Service Code (the "Savings Plan"). During 1995 RHMLP received a favorable letter of determination from the Internal Revenue Service regarding the Savings Plan. The Savings Plan permits participation by all employees of the Company who have completed six months of continuous service, subject also to their entry into the Savings Plan on enrollment dates of January 1 or July 1 of each year. Participants may defer up to 15% of their compensation (subject to certain limitations). In addition to the amount of compensation deferred by participants, the Company matches up to a maximum of $2,000 per year per participant. During 1996, the Company's contribution to this Savings Plan on behalf of the participants amounted to $294,000. Of this amount $112,000 reflected the amount expensed by the Company for its share of the total contributions in 1996, and the balance of the expense was borne by the Association.

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

                         ROSES, INC. AND SUBSIDIARIES

  The SERP net pension cost included the following components:

                                                                     December 31,
                                                                         1996
                                                                     ------------
                                                                       (000's)
     Service cost-benefits earned during the period.................     $ --
     Interest cost on projected benefit obligation..................      312
     Net amortization and deferral..................................       70
                                                                         ----
     Total net periodic pension cost................................      382
     Less: Association's share of net periodic pension cost.........      141
                                                                         ----
       Roses share of net periodic pension cost.....................     $241
                                                                         ====

  The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.75% and 4.0% at November 18, 1996 respectively. The expected long term rate of return on assets was 8.00%.

  To fund the SERP obligations the Company has procured whole life insurance policies. The Company is the owner and beneficiary of these policies with an aggregate face amount of $7 million. The insurance premiums, like other common costs, are allocated between the Company and the Association and are charged to expense, net of the annual increase in the cash surrender value of the policies. The net premiums expensed by the Company for 1996, amounted to $136,000.

7. Funeral Service Trust Agreements

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

8. Commitments and Contingencies

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

                         INDEPENDENT AUDITORS' REPORT

The Board of Trustees
Rose Hills Memorial Park Association:

  We have audited the combined financial statements of Rose Hills Memorial Park Association and Workman Mill Investment Company (Predecessor Cemetery) as listed in the accompanying index. In connection with our audits of the combined financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These combined financial statements and financial statement schedule are the responsibility of the Association's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedule based on our audits.

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

  The accompanying combined financial statements were prepared to present the operations of Rose Hills Memorial Park Association and Workman Mill Investment Company pursuant to the purchase agreement described in note 1, and are not intended to be a complete presentation of the consolidated financial statements of Rose Hills Memorial Park Association and its wholly owned subsidiary, Murrieta Hills Holding Company, or its subsidiaries, Murrietta Hills, Inc. and Workman Mill Investment Company.

  In our opinion, the combined financial statements referred to above present fairly, in all material respects the changes in net assets and cash flows for the period from January 1, 1996 to November 18, 1996 of Rose Hills Memorial Park Association and Workman Mill Investment Company pursuant to the purchase agreement described in note 1, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

                                          KPMG LLP

Los Angeles, California
May 9, 1997

                    ROSE HILLS MEMORIAL PARK ASSOCIATION AND
                        WORKMAN MILL INVESTMENT COMPANY

                        COMBINED STATEMENT OF ACTIVITIES

                Period from January 1, 1996 to November 18, 1996
                             (Dollars in Thousands)

                                                                       1996
                                                                      -------
Sales and services:
 Cemetery property, net of cancellations ............................ $10,929
 Other cemetery sales and services ..................................   8,299
                                                                      -------
  Total sales and services ..........................................  19,228
                                                                      -------
Cost of sales and services:
 Cemetery property ..................................................     658
 Other cemetery sales and services ..................................   3,257
                                                                      -------
  Total cost of sales and services ..................................   3,915
                                                                      -------
  Gross profit ......................................................  15,313
                                                                      -------
Other revenue:
 Endowment Care Fund income .........................................   1,833
 Finance income .....................................................     934
                                                                      -------
  Total other revenue ...............................................   2,767
                                                                       18,080
Selling, general and administrative expenses (including retirement plan curtailment loss of $421 in 1996) .............................  15,998
                                                                      -------
 Operating income (loss) ............................................   2,082
Other income (expense):
 Interest expense ...................................................     (93)
 Other income, net ..................................................      97
                                                                      -------
  Net income ........................................................ $ 2,086
                                                                      =======



            See accompanying notes to combined financial statements.

                    ROSE HILLS MEMORIAL PARK ASSOCIATION AND
                        WORKMAN MILL INVESTMENT COMPANY

                  COMBINED STATEMENT OF CHANGES IN NET ASSETS

                Period from January 1, 1996 to November 18, 1996
                             (Dollars in Thousands)

                                                                       1996
                                                                      -------
Net assets at beginning of period.................................... $43,824
Net income...........................................................   2,086
Adjustments for exclusion of certain cash and cash equivalents pursuant to the Asset Purchase Agreement............................  (1,192)
Distributions received from Endowment Care Fund for capital
 expenditures........................................................   6,296
                                                                      -------
Net assets at end of period.......................................... $51,014
                                                                      =======





            See accompanying notes to combined financial statements.

                    ROSE HILLS MEMORIAL PARK ASSOCIATION AND
                        WORKMAN MILL INVESTMENT COMPANY

                        COMBINED STATEMENT OF CASH FLOWS

                Period from January 1, 1996 to November 18, 1996
                             (Dollars in Thousands)

                                                                        1996
                                                                       -------
Cash flows from operating activities:
 Net income........................................................... $ 2,086
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Depreciation and amortization.......................................   1,494
  Provision for sales cancellations...................................     852
  Provision for bad debts.............................................      53
  Changes in operating assets and liabilities:
   Customer accounts receivable.......................................  (1,306)
   Other receivables..................................................      84
   Due from Endowment Care Fund, net..................................    (291)
   Inventories........................................................     331
   Prepaid expenses and other assets..................................     460
   Accounts payable, accrued expenses and other liabilities...........       6
   Due from Rose Hills Company........................................    (179)
   Retirement plan liabilities........................................     145
                                                                       -------
     Net cash provided by operating activities........................   3,735
Cash flows from investing activities:
 Purchases of property, plant and equipment...........................  (8,872)
 Proceeds from dispositions of property, plant and equipment..........      18
 Distributions received from Endowment Care Fund for capital
  expenditures........................................................   6,296
                                                                       -------
     Net cash used in investing activities............................  (2,558)
                                                                       -------
Cash flows from financing activities:
 Payments received on notes receivable from Rose Hills Company........     284
 Decrease in obligations under capital leases, net....................     (26)
                                                                       -------
     Net cash provided by financing activities........................     258
                                                                       -------
     Increase in cash and cash equivalents............................   1,435
 Adjustments for exclusion of certain cash and cash equivalents pursuant to the Asset Purchase Agreement discussed in note 1........  (1,192)
Cash and cash equivalents at beginning of period......................     488
                                                                       -------
Cash and cash equivalents at end of period............................ $   731
                                                                       -------
     Cash paid during the period for interest......................... $    97
                                                                       -------
Non-cash investing activities:
 Purchases of software financed by capital leases..................... $   256
                                                                       =======

            See accompanying notes to combined financial statements.

                     ROSE HILLS MEMORIAL PARK ASSOCIATION
                      AND WORKMAN MILL INVESTMENT COMPANY

                    NOTES TO COMBINED FINANCIAL STATEMENTS

               Period from January 1, 1996 to November 18, 1996

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

 Sale of Cemetery Business

  On September 19, 1996, the Association entered into an Asset Purchase Agreement (the Agreement) with an unrelated buyer to sell certain assets which it uses in the conduct of the Association's business of managing, operating, developing and selling of cemetery plots and related services and the seller also agreed to assume certain liabilities related to the cemetery business. The purchase price for the assets and operations of the business was $166.3 million and liabilities assumed were $6.8 million, and the closing of the transaction occurred November 19, 1996. Settlement of the accounts with Rose Hills Company was not included in the purchase price. In addition, the Association entered into a settlement agreement (Settlement Agreement) with the Company on November 19, 1996, and it is anticipated that there will be certain closing and other adjustments as a result of the Settlement Agreement. Based on current information, it is anticipated that such adjustments that are not recorded in the accompanying combined financial statements will result in a gain to the Association. The assets and operations of the Association that were not sold and the liabilities that were not assumed in this transaction have remained with the Association and together with the proceeds of the sale of the Cemetery business will be used to fund the operations of a charitable foundation which was formed during November, 1996.

 Basis of Presentation

  The accompanying combined financial statements were prepared to present the combined operations of Rose Hills Memorial Park Association and Workman Mill Investment Company (collectively referred to herein as the Association) that are to be sold and assumed, respectively, pursuant to the Agreement. Revenue and expense items that relate to any of the Association's assets or liabilities that have been excluded from sale or assumption have likewise been excluded from the accompanying combined financial statements. The accounts of the Endowment Care Fund are not included in the Company's combined financial statements. All significant intercompany accounts and transactions among and between the Association and Workman Mill have been eliminated.

   ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY

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

 Receivables

  Receivables resulting principally from pre-need sales of cemetery property are generally due in monthly installments over periods of one to seven years and bear interest at the rate of 9.6% per annum. An allowance for sales cancellations has been established to recognize that cemetery property sold in advance of need, for which a minimum down payment is received, may be subsequently canceled. A provision of $852,000 was charged to cemetery sales to provide for estimated future cancellations for the period from January 1, 1996 to November 18, 1996.

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

 Use of Estimates

  Management of the Association has made certain estimates and assumptions relating to the reporting of activities to prepare these combined financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

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

   ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY

  Adoption of this Statement did not have a material impact on the Association's financial position, results of operations, or liquidity.

3. ENDOWMENT CARE FUND

  The Association, pursuant to state law, has placed the cemetery under endowment care. Therefore, when cemetery property is sold by the Association, an endowment care charge is made for which a minimum amount is statutory. Charges are payable to the Endowment Care Fund (the Fund), a separate 501(c)(13) organization, when the total sales contract amount has been collected. Since a substantial portion of pre-need cemetery property sales is made on an installment basis, many of the charges are not due currently. Generally, the installment receivables, including late charges, are collectible within one to seven years. The Fund's assets are invested under the direction of the Board of Trustees of the Association, who also serve as Trustees of the Fund. The change in net assets of the Fund, net of amounts permitted to be withheld under state law, is paid by the Fund to the Association and is used for the care, maintenance and embellishment of the cemetery. As allowable by state law, a portion of the undistributed capital gains of the Fund have been reserved and are available to the Association at the discretion of the Trustees to fund certain capital expenditures. During 1996, distributions of net capital gains totalling $6,296,000 have been recorded as an increase to net assets in the accompanying combined statements of financial position. The amounts earned by the Fund and transferred to the Association are reported in the combined statements of activities and amounted to $1,833,000 for the period from January 1, 1996 through November 18, 1996.

  Total assets of the Fund are $58,239,000 at November 18, 1996, and consist primarily of cash and investments carried at cost. Total liabilities of the Fund are $180,000 and $538,000 at December 31, 1995 and November 18, 1996, respectively, and consist of amounts payable to the Association. Total net assets of $54,768,000 and $57,701,000, at December 31, 1995 and November 18,
1996, respectively, resulted primarily from Fund deposits received or receivable from customers and capital gains (net of transfers to reserves) earned by the Fund.

  The American Institute of Certified Public Accountants issued Statement of Position 94-3, "Reporting of Related Entities by Not-for-Profit Organizations,' which is effective for fiscal years beginning after December 15, 1994. This statement requires consolidation of affiliated organizations when the not-for-profit reporting entity has both control of such organization and an economic interest therein. Since the Fund and the Association meet these criteria, it would be required that the activities and financial position of the Fund be included in the consolidated financial statements of Rose Hills Memorial Park Association and its wholly owned subsidiary. However, in connection with the sale of certain assets and operations of the Association, discussed in note 1, management considers these special purpose combined financial statements to be that of a commercial enterprise. In accordance with commercial cemetery industry practice and given that the accompanying combined financial statements have been prepared in connection with the sale of certain assets, as discussed in note 1, such combined financial statements are not intended to present a complete presentation of the changes in net assets of the Association as a not-for-profit organization, and accordingly, management has not consolidated the Endowment Care Fund.

4. OPERATION AND MANAGEMENT AGREEMENT AND RELATED MATTERS

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

   ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY

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

  For services provided to the Association, the Association has agreed to pay a management fee comprised of three elements. The three elements include: (1) the reimbursement of compensation, including fringe benefits, of certain management personnel at 110%; (2) an incentive sales fee based upon and to the extent of achievement of targeted levels of total cemetery sales above threshold levels; and (3) an expense savings fee based upon the achievement of managing the Association's selling, general and administrative expenses as a percent of total sales below a specified percentage. The expense savings fee also provides for a reduction in the total management fee liability, if management causes the selling, general and administrative expenses to exceed a specified percentage of sales calculated as described above. For the period from January 1, 1996 through November 18, 1996, the Association incurred management fees totaling $159,000.

  The Shared Facilities Agreement executed by the Association with the Company in connection with the 1990 sale of the mortuary operations sets forth the terms for the mutual use of certain property, plant and equipment at no cost to either party and the allocations of certain ongoing costs related thereto such as repairs and maintenance expenditures.

5. EMPLOYEE BENEFIT PLANS

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

  The Company has funded or accrued the present value of these benefits, a portion of which has been allocated to and funded by the Association. The Company Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA) and the funding of the pension costs complies with ERISA. For the period from January 1, 1996 through November 18, 1996, the Association recognized the allocated expense amounts totaling $259,000, in connection with this plan.

   ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY

 Defined Contribution Plan

  The Company also has a defined contribution plan, which has been qualified under Section 401(k) of the Internal Revenue Service Code (the Savings Plan). The appropriate percentage costs of the Savings Plan are allocated to and funded by the Association. During 1995, the Company received a favorable letter of determination from the Internal Revenue Service regarding the Savings Plan. The Savings Plan permits participation by all employees of the Company who have completed six months of continuous service, subject also to their entry into the Savings Plan on enrollment dates of January 1 or July 1 of each year. Participants may defer up to 15% of their compensation allowing participants a pretax savings on their deferrals. The Company matches 100% of a participant's first $300 deferred and 50% thereafter up to a maximum Company match of $2,000 per year. All participants become vested upon entry into the Savings Plan. Each participant directs his own investments among a variety of up to six options, which are managed by professional investment managers. For the period from January 1, 1996 through November 18, 1996, the amounts expensed by the Association for its share of contributions totaled $178,000.

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

  The Trustees' Retirement Plan is a noncontributory, nonqualified and unfunded plan and represents only an unsecured general obligation of the Association. The Board of Trustees has full and final authority to interpret the plan and to make determinations which it believes advisable for the administration of the plan, and all such determinations and decisions by the Board are binding upon all parties. Net pension cost included the following components for the period from January 1, 1996 through November 18, 1996 (dollars in thousands):

                                                                           1996
                                                                           ----
   Service cost--benefits earned during the period ....................... $ 83
   Interest cost on projected benefit obligation .........................  141
   Net amortization and deferral .........................................  197
                                                                           ----
     Net periodic pension cost ........................................... $421
                                                                           ====

  The present value of the projected benefit obligation and related pension cost was determined using an assumed discount rate of 7.75% for the period ended November 18, 1996, with no assumed pay increases due to certain Plan provisions.

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

   ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY

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

 Supplemental Employee Retirement Plan

  The Senior Executive officers of the Company have a Supplemental Employee Retirement Plan (SERP). The Association expenses its share of the costs associated with the SERP based on predetermined allocation percentages. The liability of the SERP is actuarially determined under the provisions of Statement of Financial Accounting Standards No. 87 (SFAS 87). Amounts allocated to the Association totaled $141,000 for the period from January 1, 1996 through November 18, 1996, respectively.

  To ultimately fund the SERP obligation, the Company has procured whole life insurance policies on the key executives which have an aggregate face amount of $7 million. The cash surrender value of such policies has been allocated to the Association, like other common costs.

  This SERP liability has been assumed by the buyer pursuant to the Asset Purchase Agreement.

6. PURCHASE COMMITMENT

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

  The Association has agreed to pay its proportionate share of the capital costs incurred by the District in constructing the reclaimed water transmission system. Such proportionate share will be determined based on the

   ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY percentage of peak flow design capacity required by the Association to the total peak flow design capacity of the transmission facilities. The Association's proportionate share of these costs is estimated to total approximately $1,500,000. The Association's share may exceed this estimate since such costs are based on current anticipated demand for transporting reclaimed water. Actual costs and demand could vary significantly from these estimates.

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

7. COMMITMENTS AND OTHER MATTERS

 Transaction with the International Buddhist Progress Society

  During 1994, the Association sold the exclusive interment rights on an undeveloped parcel of land located on the Association's property to the International Buddhist Progress Society (IBPS), an unrelated organization. In exchange for the interment rights, IBPS agreed to pay the Association $1,375,000, of which $160,000 was received as a deposit during 1994. Sales commissions totaled $206,000 in connection with this transaction. It was determined that because, among other matters, an adequate down payment was not received and the interment rights were sold on a parcel of land that was not ready for the purpose for which it was sold, the earnings process was not complete and revenue and expense recognition relating to the transaction should be deferred until such time IBPS has completed a significant portion of the project.

  IBPS plans to build a columbarium on the developed parcel and IBPS will sell the niches therein on an at-need and pre-need basis. The remaining unpaid portion of the sales price is to be repaid after construction of the Temple is completed, based on a percentage of niches sales, but in no event later than January 1, 2003. IBPS has agreed to reimburse the Association up to $1,150,000 for the costs it will incur to ready the undeveloped parcel of land for construction of the columbarium. Pursuant to the agreement with IBPS, the Association will hold title to land and improvements and the completed building. As of November 18, 1996, development of this project was substantially complete.

8. ENVIRONMENTAL AND LITIGATION MATTERS

  The Association's operations are subject to various Federal, state and local environmental laws, regulations and guidelines, including those related to the remediation of hazardous substances and protection of endangered or threatened species. In connection with the sale of the Association's properties, environmental audits were conducted and it has been determined that certain solid waste disposal areas will require remediation. Pursuant to an environmental compliance agreement between the Association and the Company, the Association has agreed to pay for such remediation costs or indemnify the buyer for such costs. Accordingly, the Association has recorded a provision of $325,000 at November 18, 1996. Such provision was based on the existing facts and circumstances and after consultation with engineers; however, given the inherent uncertainties in evaluating

   ROSE HILLS MEMORIAL PARK ASSOCIATION AND WORKMAN MILL INVESTMENT COMPANY environmental exposures, actual costs to be incurred at the sites might exceed current estimates. Management does not anticipate that such excess, if any, will have a material adverse effect on its financial position.

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

                      ROSE HILLS COMPANY AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         Balance at Charged to  Charged to                 Balance at
                         beginning  costs and     other                      end of
      Description        of period   expenses  accounts (1) Deductions (2)   period
      -----------        ---------- ---------- ------------ -------------- ----------
                                                (in thousands)
Allowance for contract
 cancellations and
 doubtful accounts:
 Current:
  Year ended December
   31, 1998 ............   $1,253     1,325        (77)         (1,374)      1,127
  Year ended December
   31, 1997.............   $1,082       862        147            (838)      1,253
  Period from November
   19, 1996 to December
   31, 1996 (the
   Company) ............   $  770        27        236              49       1,082
  Period from January 1,
   1996 to November 18,
   1996 (Proforma
   Predecessor)(3) .....   $  914       420        --             (564)        770
Long-Term:
  Year ended December
   31, 1998 ............   $1,594     1,686        (98)         (1,749)      1,433
  Year ended December
   31, 1997 ............   $1,377     1,097        187          (1,067)      1,594
  Period from November
   19, 1996 to December
   31, 1996 (the
   Company).............   $  980        35        301              61       1,377
  Period from January 1,
   1996 to November 18,
   1996 (Proforma
   Predecessor)(3) .....   $1,163       537        --             (720)        980

--------
(1) Primarily consists of the opening balances for the Satellite Properties
    (1996) and reclassifications to other accounts (1997 and 1998).
(2) Uncollected receivables written off, net of recoveries.
(3) The financial data for the period January 1, 1996 to November 18, 1996 represent the combined financial data for the predecessor Mortuary and Cemetery. Such presentation is pro forma in that generally accepted accounting principles would not allow such combination due to the lack of common ownership of the predecessor operations.

                                  Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Rose Hills Company

                                                    /s/ Kenton C. Woods
                                          _____________________________________
                                                Kenton C. WoodsSenior Vice
                                                 President, Finance, Chief
                                             Financial Officer, Secretary and
                                                         Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                        Title                 Date

         /s/ Dillis R. Ward            President, Chief         March 24, 1999
-------------------------------------   Executive Officer
           Dillis R. Ward               and Director

         /s/ Kenton C. Woods           Senior Vice              March 24, 1999
-------------------------------------   President, Chief
           Kenton C. Woods              Financial Officer,
                                        Secretary and
                                        Treasurer
                                        (Principal
                                        Financial Officer)

         /s/ Mary C. Guzman            Vice President,          March 24, 1999
-------------------------------------   Controller
           Mary C. Guzman               (Principal
                                        Accounting Officer)

        /s/ Dennis C. Poulsen          Chairman and             March 24, 1999
-------------------------------------   Director
          Dennis C. Poulsen

        /s/ Howard A. Lipson           Director                 March 24, 1999
-------------------------------------
          Howard A. Lipson

          /s/ Chinh E. Chu             Director                 March 24, 1999
-------------------------------------
             Chinh E. Chu

         /s/ David I. Foley            Director                 March 24, 1999
-------------------------------------
           David I. Foley

           /s/ Paul Wagler             Director                 March 24, 1999
-------------------------------------
             Paul Wagler

        /s/ Michael G. Weedon          Director                 March 24, 1999
-------------------------------------
          Michael G. Weedon