Form 10-Q
period 1999-03-31
ROSE HILLS CO
filed 1999-05-13
CIK 1030376

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              __________________

                                   FORM 10-Q

                                  (MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                               __________________


  Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

     The number of outstanding Common shares as of May 12, 1999 was 1,000.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)


                                                                                                 PAGE

PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

        CONSOLIDATED BALANCE SHEETS
          as of March 31, 1999 and December 31, 1998                                                1

        CONSOLIDATED STATEMENTS OF OPERATIONS
          for the Three Months Ended March 31, 1999 and 1998                                        2

        CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the Three Months Ended March 31, 1999 and 1998                                        3

        CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          for the Three Months Ended March 31, 1999                                                 4

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                  5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                                       5 - 10

PART II. OTHER INFORMATION

  ITEM 5   OTHER INFORMATION                                                                       11

  ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                                        11

  SIGNATURES                                                                                       11

  INDEX OF EXHIBITS                                                                                12

  EXHIBIT  27                                                                                      13

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1998 AND MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)

                                ASSETS
                                                                                1998         1999
                                                                              ---------   -----------
Current assets:                                                                           (Unaudited)
 Cash and equivalents                                                         $  1,645      $  1,694
 Accounts receivable, net of allowances                                         11,601        12,052
 Inventory                                                                         979           904
 Prepaid expenses and other current assets                                       4,701         3,567
 Deferred tax asset                                                              4,085         4,085
                                                                              --------      --------

   Total current assets                                                         23,011        22,302
                                                                              --------      --------

 Long-term receivables, net of allowances                                       18,501        19,535
 Cemetery property                                                              75,318        77,777
 Property, plant and equipment, net                                             65,978        63,585
 Goodwill                                                                      124,877       124,102
 Deferred finance charges                                                        9,036         8,628
 Other assets                                                                    5,212         5,220
                                                                              --------      --------

   Total assets                                                               $321,933      $321,149
                                                                              ========      ========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable and accrued liabilities                                     $ 16,355      $ 11,740
 Short-term borrowings                                                           2,000         3,000
 Current portion of long-term debt                                               2,133         2,298
                                                                              --------      --------
      Total current liabilities                                                 20,488        17,038

 Retirement plan liabilities                                                     7,147         7,068
 Deferred tax liability                                                          6,455         6,455
 Subordinated notes payable                                                     80,000        80,000
 Bank senior term loan                                                          71,507        71,507
 Other long-term debt                                                            2,070         2,187
 Other liabilities                                                               5,974         6,223
                                                                              --------      --------

     Total liabilities                                                         193,641       190,478
                                                                              --------      --------

Commitment and contingencies
 Stockholder's equity:
 Common stock par value $.01; 1,000 authorized; 1,000 shares outstanding            --            --
   Additional paid in capital                                                  129,554       129,554
 Retained earnings (accumulated deficit)                                        (1,262)        1,117
                                                                              --------      --------

     Total stockholder's equity                                                128,292       130,671
                                                                              --------      --------

 Total liabilities and stockholder's equity                                   $321,933      $321,149
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

                                                   Three Months Ended
                                                   -------------------
                                                       March 31
                                                       --------
                                                     1998        1999
                                                    -------     -------
Sales and services:
  Funeral sales and services                         $ 9,184    $ 8,962
  Cemetery sales and services                         13,409     12,825
                                                     -------    -------

     Total sales and services                         22,593     21,787
                                                     -------    -------
Cost of sales and services:
  Funeral sales and services                           5,183      5,557
  Cemetery sales and services                          7,961      7,801
                                                     -------    -------

     Total costs of sales and services                13,144     13,358
                                                     -------    -------

   Gross profit                                        9,449      8,429

General and administrative expenses                    1,639      1,709
  Amortization of purchase price in excess of
      net assets acquired and other intangibles          958        931
                                                     -------    -------

   Income from operations                              6,852      5,789

Other income (expense):
   Interest expense                                   (4,184)    (3,839)
   Settlement Agreement                                   --      2,500
                                                     -------    -------

   Total other income (expense)                       (4,184)    (1,339)

   Income before income tax                            2,668      4,450

Provision for income tax                               1,285      2,071
                                                     -------    -------

   Net income                                        $ 1,383    $ 2,379
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
                                  (UNAUDITED)


                                                                                             Three Months
                                                                                                 Ended
                                                                                               March  31
                                                                                             1998       1999
                                                                                            -------    -------
Cash flow from operating activities:
 Net income                                                                                 $ 1,383    $ 2,379
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                                2,114      2,281
 Amortization of cemetery property                                                              756        400
 Provision for bad debts and sales cancellation                                               1,037        882
 Loss on disposal of property, plant and equipment                                               13         --
Changes in assets and liabilities:
 Increase in accounts receivable                                                             (3,692)    (2,417)
 Decrease (increase) in inventories                                                             (14)        75
 Increase (decrease) in prepaid expenses and in other current assets                           (427)     1,134
 Increase (decrease) in accounts payable and accrued expenses                                 4,072     (4,615)
 Decrease in retirement plan liabilities                                                       (100)       (79)
 Net decrease (increase) in other assets and liabilities                                       (334)       102
                                                                                            -------    -------

Total adjustments                                                                             3,425     (2,237)
                                                                                            -------    -------

    Net cash provided by operating activities                                                 4,808        142
                                                                                            -------    -------

Cash flows from investing activities:
  Capital expenditures                                                                         (532)    (1,375)
                                                                                            -------    -------

    Net cash used in investing activities                                                      (532)    (1,375)
                                                                                            -------    -------

Cash flows from financing activities:
 Additions (repayments) of borrowings under Bank Credit Agreement                              (500)     1,000
 Increase in other long-term debt                                                                --        400
 Principal payments of capital lease obligations                                                (62)      (118)
                                                                                            -------    -------

    Net cash provided by (used in) financing activities                                        (562)     1,282
                                                                                            -------    -------

    Net increase in cash and cash equivalents                                                 3,714         49

Cash and cash equivalents at beginning of period                                              3,462      1,645
                                                                                            -------    -------
Cash and cash equivalents at end of period                                                  $ 7,176    $ 1,694
                                                                                            =======    =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest paid                                                                            $ 1,846    $ 1,641
   Taxes paid                                                                               $     0    $     0


See accompanying notes to unaudited consolidated financial statements.



                                      (3)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
               (DOLLARS IN THOUSANDS, EXCEPT SHARES OUTSTANDING)
                                  (UNAUDITED)


                                                                ACCUMULATED        TOTAL
                                  SHARES        ADDITIONAL        EARNINGS     STOCKHOLDER'S
                                OUTSTANDING   PAID IN CAPITAL    (DEFICIT)        EQUITY
                                -----------   ---------------   -----------    -------------
Balance, December 31, 1998            1,000           129,554        (1,262)         128,292
   Net income                            --                --         2,379            2,379
                                -----------   ---------------        ------          -------

Balance, March 31, 1999              1 ,000           129,554         1,117          130,671
                                ===========    ==============        ======         ========



See accompanying notes to unaudited consolidated financial statements.



                                      (4)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

  The accompanying March 31, 1999 interim consolidated financial statements of Rose Hills Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

  The Company operates 14 funeral homes, 3 funeral home and cemetery combination properties and 1 cemetery property in Southern California area. Services offered at the locations include cemetery interment and professional mortuary services, both of which include pre-need and at-need sales. In addition, the Company offers for sale caskets, memorials, vaults, flowers and the sale of pre-need funeral insurance from which commissions are earned.

  The accounting and reporting policies of the Company conform to generally accepted accounting principles and the prevailing practices within the cemetery and mortuary industry. All significant intercompany accounts and transactions have been eliminated.

Reclassification

  Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.


2.   SETTLEMENT AGREEMENT

  In connection with the acquisition of Rose Hills Memorial Park and Rose Hills Mortuary in November 1996, the predecessor to the Company entered into a Settlement Agreement dated November 19, 1996 with Rose Hills Memorial Park Association (the "Association") to resolve amounts due/owed under an operation and management agreement between the predecessor company and the Association as of November 18, 1996. On March 30, 1999, the parties finally determined the amounts due from the Company to the Association under the Settlement Agreement. Under the final settlement, the Company paid to the Association's successor the sum of $3.9 million, including interest of $0.8 million. The Company had accrued $6.4 million, including interest, for the settlement, which resulted in a gain to the Company of $2.5 million during the first quarter ended March 31, 1999.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  Rose Hills Company (the "Company"), a Delaware corporation, is a wholly-owned subsidiary of Rose Hills Holdings Corp. ("RH Holdings"). The Company was formed in 1996 for purposes of acquiring Roses, Inc. (the "Mortuary") and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association and Workman Mill Investment Company (the "Association" and the assets and liabilities purchased therefrom, the "Cemetery"). Also, in connection with the acquisition, a subsidiary of The Loewen Group, Inc. (The Loewen Group, Inc. collectively with its


                                      (5)
affiliates, "Loewen"), a shareholder of RH Holdings, contributed 14 funeral homes and 2 funeral home cemetery combination properties (the "Satellite Properties"). As a result of these acquisitions (collectively the "Acquisition Transaction"), the Company is the successor to the operations of the predecessor Mortuary and Cemetery.

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


RESULTS OF OPERATIONS

  The following table sets forth certain income statement data as a percentage of total sales for the Company.

                                    THREE MONTHS ENDED
                                       MARCH 31
                                    1998        1999
                                   -------   ----------
Sales and services:
 Funeral sales and services          40.7%        41.1%
 Cemetery sales and services         59.3%        58.9%
 Total sales and services           100.0%       100.0%
Gross profit:
  Funeral sales and services         43.6%        38.0%
  Cemetery sales and services        40.6%        39.2%
Total gross profit                   41.8%        38.7%
General and administrative
  expenses                            7.3%         7.8%
Goodwill amortization                 4.2%         4.3%
Interest expense                     18.5%        17.6%


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

  Consolidated revenues for the quarter ended March 31, 1999 decreased 3.5% to $21.8 million from $22.6 million for the quarter ended March 31, 1998. Consolidated gross profit decreased 11.6% to $8.4 million from $9.5 million in 1998. As a percentage of revenue, consolidated gross margin percentage decreased to 38.7% in 1999 from 41.8% in the same quarter 1998.

  Cemetery revenue for the quarter decreased $.6 million or 4.5% to $12.8 million. Pre-need cemetery revenue was $7.6 million compared to $8.3 million for the prior year. Included in the $8.3 million of revenue last year was one large group sale for approximately $1.0 million. At-need cemetery revenue for the quarter was $3.6 million, a 2.7% decrease over last year. Total interments were 2,420 for the quarter, which represented a 9.4% decrease over prior year. The decline in interments experienced by the Company for the quarter is consistent with the steep decline in reported deaths in Los Angeles County in January 1999, compared to the prior year. Interments at Rose Hills Memorial Park for January 1999 were 28% below the prior year while interments in January 1998 were 17% above 1997. The Company has experienced year over year fluctuations interment levels in the past, which have generally resulted in offsetting variances in subsequent months. The operating margin for the cemetery segment was 39.2% of sales, which was slightly lower than last year at 40.6%. Selling commission expense as a percentage of sales was below last year due to changes in the sales agent commission structure. Gross margins on cemetery merchandise and services are slightly lower than last year due to a change in the sales mix. Also contributing to the margin variance was a $6.5 million increase in media and related advertising expenses.

  Funeral revenue for the quarter decreased to $9.0 million from $9.2 million in the same quarter for the prior year, a decrease of 2.2%. The number of total calls decreased 3.3% from 2,362 to 2,284. Last year, the month of January hit a record high in case volume. Pre-need funeral revenue for the quarter was $1.0 million compared to $.6 million in the prior year due to a payment of $.5 million paid in February 1999 by the Company's new pre-need funeral insurance supplier, Forethought. The

                                      (6)
operating margin for the funeral segment was 38.0% compared to 43.6% last year. The primary reason for the unfavorable margin variance is due to commission expense on pre-need funeral sales. A new general agent commission structure will be implemented in the second quarter of 1999 that is expected to improve margins in the pre-need funeral segment.

  General and administrative expenses increased to $1.7 million from $1.6 million in 1998. As a percentage of total sales, general and administrative expenses was 7.8% compared to 7.3% for the same quarter of 1998.

  EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $10.6 million for the quarter ended March 31, 1999 from $9.3 million for the quarter ended March 31, 1998. The increase was primarily a result of the $2.5 million gain recognized on finalizing the Settlement Agreement with the previous owners of Rose Hills cemetery. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.


LIQUIDITY AND CAPITAL RESOURCES

  The Company believes that, based upon current levels of operations and anticipated growth and the availability of the Bank Revolving Facility (see description below), it can meet working capital and short-term liquidity requirements for current operations and service its indebtedness. As of March 31, 1999, the Company had net working capital of $5.6 million and a current ratio of 1.33 as compared to $2.5 million of net working capital and current ratio of 1.12 at December 31, 1998. The increase over the 1998 year-end figures is due principally to the $2.5 million gain recognized in March 1999 from the settlement payment to the Association under the Settlement Agreement.

  Net cash provided by operating activities was $0.1 for the three months ended March 31, 1999. For the same period last year, net cash provided by operating activities was $4.8 million. The primary reason for the decrease over the prior year is the $3.9 million settlement payment made by the Company to the Association. As a result of the settlement payment, the Company was required to borrow $3.0 million under its bank line to finance operations.

  The primary use of cash will be principal payments on outstanding long-term indebtedness and capital expenditures as permitted under the terms of bank agreements. The Company estimates its current year capital expenditures of approximately $4.0 million will be used primarily to develop and improve the existing infrastructure and cemetery grounds, as well as the addition of rolling stock. In addition to principal payments on outstanding long-term debt and capital expenditures, cash will be used to finance installment contracts receivable, however, the Company does not expect a significant increase in borrowing under its revolver to finance these activities.

  Contemporaneously with the consummation of the Acquisition Transaction, the Company entered into senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $75 million, the proceeds of which were used to finance the Acquisition Transaction and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility") in an aggregate principal amount of up to $25 million, the proceeds of which are available for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. In addition, the Company has the right, subject to certain conditions and performance tests, to increase the Bank Term Facility by up to $25.0 million. The Bank Term Facility and the Bank Revolving Facility will mature on November 1, 2003. The Bank Term Facility is subject to amortization, subject to certain conditions, in semi-annual installments in the amounts of $1.0 million in each of the first three years after the anniversary of the closing date of the Bank Term Facility (the "Bank Closing"); $3.0 million in the fourth year after the Bank Closing; $7.0 million in the fifth year after the Bank Closing; $9.0 million in the sixth year after the Bank Closing and $53.0 million upon maturity of the Bank Term Facility. The Revolving Credit Facility is payable in full at maturity, with no prior amortization.

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


                                      (7)

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

  As a result of the Acquisition Transaction and the application of proceeds therefrom, the Company's total outstanding indebtedness was approximately $152.5 million as of March 31, 1999. As of March 31, 1999, the Company also had $22.0 million of borrowing capacity available under the Bank Revolving Facility. Management believes that, based upon current levels of operations and anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

  The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Exchange Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates.
At March 31, 1999 the company was in compliance with the terms of the indenture and the bank credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

  The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1 in March 1998. SOP 98-1 requires costs of internal use software and is effective for financial statements for fiscal years beginning after December 15, 1998. Management has not determined the impact of SOP 98-1 on its consolidated financial statements.

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


THE COMPANY'S STATE OF READINESS

  During the past year, the Company has been evaluating and assessing its existing informational computer systems, as well as non-informational systems, and determined that it will be necessary to modify or replace certain portions of its software and hardware so that its systems will function properly beyond December 31, 1999. In particular, certain of the Company's financial reporting and information gathering systems, such as general ledger, fixed assets, payroll, commissions, accounts

                                      (8)
receivable and payable, etc., required modification or replacement. Continued accurate and timely information processing and reporting is critical to the ongoing operations of the Company. Similarly, non-informational systems, such as communications systems, security systems, etc., are critical to the safe and uninterrupted performance of the Company. The evaluation of the non-informational systems determined that all significant areas are or will be Year 2000 compliant and pose no significant risks.

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

  A summary of the Company's work plan and status is as follows:


                                                     EVALUATION                                      COMPLETION
FUNCTION                                              COMPLETE                                          DATE
------------------------------------------     --------------------------------------------------------------------
Financial Accounting and  Reporting                     Yes                                            3Q 1999

Funeral Home Operations                                 Yes                                            3Q 1999

Cemetery Operations                                     Yes                                            3Q 1999


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



                                      (9)

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



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The Company has entered into interest rate collar agreements, which effectively set maximum and minimum interest rates on the principal amount of Senior Debt (note 10), ranging from a floor of 5.5% (the Company would pay 5.5% even if rates fall below that level) to a maximum or cap of 6.5% for the period commencing January 2, 1997 through December 1, 2000. The collar agreement is based on three-month LIBOR. The fair value of the collar agreement at March 31, 1999 and December 31, 1998, as estimated by a dealer, was a favorable $461,000 and $808,000, respectively.

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



                                      (10)

PART II


ITEM 5 - OTHER INFORMATION


FORWARD-LOOKING STATEMENTS


  Certain statements in this Quarterly Report on Form 10-Q include "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position and its plans to increase revenues and operating margins, reduce general and administrative expenses, take advantage of synergies, make capital expenditures, address Y2K issues, and the ability to meet its financial obligations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include those which have been disclosed herein and in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1998. Persons should review the factors identified herein and in the Company's Form 10K to understand the risks inherent in such forward-looking statements.


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



May 12, 1999



                                      (11)

INDEX OF EXHIBITS



Exhibit
Number  Description
------  -----------


(a)
27*     __Financial Data Schedule



(b)  Reports on Form 8-K


  None

________________
*Filed Herewith.



                                      (12)