Form 10-Q
period 1999-06-30
ROSE HILLS CO
filed 1999-08-05
CIK 1030376

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              __________________

                                   FORM 10-Q

                                  (MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                              __________________


     Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

    The number of outstanding Common shares as of August 3, 1999 was 1,000.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)

                                                                          PAGE
PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS:

          CONSOLIDATED BALANCE SHEETS
           as of June 30, 1999 and December 31, 1998                        1

          CONSOLIDATED STATEMENTS OF OPERATIONS
           for the Six Months Ended June 30, 1999 and 1998                  2

          CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the Six Months Ended June 30, 1999 and 1998                  3

          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
           for the Six Months Ended June 30, 1999                           4

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        5

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                             5 - 10


PART II. OTHER INFORMATION

     ITEM 5    OTHER INFORMATION                                           11

     ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                            11

     SIGNATURES                                                            11

     INDEX OF EXHIBITS                                                     12

     EXHIBIT  27                                                           13

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1998 AND JUNE 30, 1999
                            (DOLLARS IN THOUSANDS)



                                ASSETS                                      1998         1999
                                                                          ---------   -----------
Current assets:                                                                       (unaudited)
 Cash and equivalents                                                     $  1,645      $  2,214
 Accounts receivable, net of allowances                                     11,601        12,177
 Inventory                                                                     979           976
 Prepaid expenses and other current assets                                   4,701         2,924
 Deferred tax asset                                                          4,085         4,085
                                                                          --------      --------

   Total current assets                                                     23,011        22,376
                                                                          --------      --------

 Long-term receivables, net of allowances                                   18,501        20,136
 Cemetery property                                                          75,318        77,127
 Property, plant and equipment, net                                         65,978        63,245
 Goodwill                                                                  124,877       123,278
 Deferred finance charges                                                    9,036         8,221
 Other assets                                                                5,212         5,133
                                                                          --------      --------

   Total assets                                                           $321,933      $319,516
                                                                          ========      ========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable and accrued liabilities                                 $ 16,355      $ 10,521
 Short-term borrowings                                                       2,000         2,500
 Current portion of long-term debt                                           2,133         3,232
                                                                          --------      --------
      Total current liabilities                                             20,488        16,253

 Retirement plan liabilities                                                 7,147         7,030
 Deferred tax liability                                                      6,455         6,455
 Subordinated notes payable                                                 80,000        80,000
 Bank senior term loan                                                      71,507        70,010
 Other long-term debt                                                        2,070         2,076
 Other liabilities                                                           5,974         6,290
                                                                          --------      --------

     Total liabilities                                                     193,641       188,114
                                                                          --------      --------

Commitment and contingencies
 Stockholder's equity:
 Common stock par value $.01; 1,000 authorized; 1,000 shares outstanding        --            --
   Additional paid in capital                                              129,554       129,554
 Retained earnings (accumulated deficit)                                    (1,262)        1,848
                                                                           --------      --------

     Total stockholder's equity                                            128,292       131,402
                                                                          --------      --------

 Total liabilities and stockholder's equity                               $321,933      $319,516
                                                                          ========      ========

See accompanying notes to unaudited consolidated financial statements.

                                      (1)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                           Three Months Ended                 Six Months Ended
                                                           ------------------                 ----------------
                                                                 June 30                          June 30
                                                                 -------                          -------
                                                             1998           1999                1998           1999
                                                           --------       --------            --------       --------
Sales and services:
   Funeral sales and services                               $ 7,388        $ 8,033             $16,572        $16,996
   Cemetery sales and services                               12,256         13,277              25,665         26,102
                                                            -------        -------             -------        -------


      Total sales and services                               19,644         21,310              42,237         43,098
                                                            -------        -------             -------        -------


Cost of sales and services:

   Funeral sales and services                                 5,054          5,625              10,236         11,182

   Cemetery sales and services                                7,713          7,667              15,675         15,468
                                                            -------        -------             -------        -------


      Total costs of sales and services                      12,767         13,292              25,911         26,650
                                                            -------        -------             -------        -------


   Gross profit                                               6,877          8,018              16,326         16,448


General and administrative expenses                           1,522          1,652               3,161          3,362

   Amortization of purchase price in excess of net
     assets acquired and other intangibles                      931            932               1,889          1,863
                                                            -------        -------             -------        -------


   Income from operations                                     4,424          5,434              11,276         11,223

Other income (expense):
   Interest expense                                          (4,070)        (4,031)             (8,254)        (7,870)
   Settlement Agreement                                          --             --                  --          2,500
                                                            -------        -------             -------        -------

   Total other income (expense)                              (4,070)        (4,031)             (8,254)        (5,370)

   Income before income tax                                     354          1,403               3,022          5,853


Provision for income tax                                        168            672               1,453          2,743
                                                            -------        -------             -------        -------


   Net income                                               $   186        $   731             $ 1,569        $ 3,110
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

                                                                                                   Six Months
                                                                                                   ----------
                                                                                                      Ended
                                                                                                      -----
                                                                                                     June 30
                                                                                                     -------
                                                                                                 1998          1999
                                                                                                ------        ------
Cash flow from operating activities:
   Net Income                                                                                  $ 1,569        $ 3,110
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                 4,198          4,623
   Amortization of cemetery property                                                             1,204          1,056
   Provision for bad debts and sales cancellation                                                1,680          2,348
   Loss on disposal of property, plant and equipment                                                 5              6
Changes in assets and liabilities:
   Increase in accounts receivable                                                              (8,916)        (4,609)
   Decrease (increase ) in inventories                                                             (71)             3
   Decrease in prepaid expenses and in other current assets                                        326          1,777
   Increase (decrease) in accounts payable and accrued expenses                                  3,863         (5,835)
   Decrease in retirement plan liabilities                                                        (169)          (117)
   Net decrease (increase) in other assets and liabilities                                       1,156            117
                                                                                               -------        -------

Total Adjustments                                                                                3,276           (631)
                                                                                               -------        -------
       Net cash provided by operating activities
                                                                                                 4,845          2,479
Cash flows from investing activities:                                                          -------        -------
    Capital expenditures

       Net cash used in investing activities                                                    (1,586)        (2,018)
                                                                                               -------        -------
Cash flows from financing activities:
   Additions (repayments) of borrowings under Bank Credit Agreement                             (1,586)        (2,018)
   Increase (decrease) in other long-term debt                                                 -------        -------
   Principal payments of capital lease obligations

       Net cash provided by (used in ) financing activities                                     (1,000)             3
                                                                                                  (396)           347
       Net increase in cash and cash equivalents                                                  (190)          (242)
                                                                                               -------        -------
Cash and cash equivalents at beginning of period
                                                                                                (1,586)           108
Cash and cash equivalents at end of period                                                     -------        -------

Supplemental disclosure of cash flow information:                                                1,673            569
    Cash paid during the period for:
       Interest paid                                                                             3,462          1,645
       Taxes paid                                                                              -------        -------
                                                                                               $ 5,135        $ 2,214
                                                                                               =======        =======



                                                                                               $ 7,368        $ 7,096
                                                                                               $     4        $     0

See accompanying notes to unaudited consolidated financial statements.

                                      (3)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
               (DOLLARS IN THOUSANDS, EXCEPT SHARES OUTSTANDING)
                                  (UNAUDITED)


                                                                RETAINED        TOTAL
                                  SHARES        ADDITIONAL      EARNINGS    STOCKHOLDER'S
                                OUTSTANDING   PAID IN CAPITAL   (DEFICIT)      EQUITY
                                -----------   ---------------   ---------   -------------
Balance, December 31, 1998         1,000         129,554          (1,262)         128,292
   Net income                         --              --           3,110            3,110
                                   -----         -------          ------          -------

Balance, June 30, 1999             1,000         129,554           1,848          131,402
                                   =====         =======          ======          =======

See accompanying notes to unaudited consolidated financial statements.

                                      (4)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying June 30, 1999 interim consolidated financial statements of Rose Hills Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

     The Company operates 14 funeral homes, 3 funeral home and cemetery combination properties and 1 cemetery property in Southern California area. Services offered at the locations include cemetery interment and professional mortuary services, both of which include pre-need and at-need sales. In addition, the Company sells caskets, memorials, vaults and flowers and the sale of pre-need funeral insurance from which commissions are earned.

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


RESULTS OF OPERATIONS

     The following table sets forth certain income statement data as a percentage of total sales for the Company.

                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 JUNE 30                      JUNE 30
                                              1998      1999                1998      1999
                                            --------  --------            -------   --------
Sales and service:
   Funeral sales and services                 37.6%     37.7%               39.2%     39.4%
   Cemetery sales and services                62.4%     62.3%               60.8%     60.6%
   Total sales and services                  100.0%    100.0%              100.0%    100.0%
Gross profit:
   Funeral sales and services                 31.6%     30.0%               38.2%     34.2%
   Cemetery sales and services                37.1%     42.3%               38.9%     40.7%
Total gross profit                            35.0%     37.6%               38.7%     38.2%
General and administrative expenses            7.7%      7.8%                7.5%      7.8%
Goodwill amortization                          4.7%      4.4%                4.5%      4.3%
Interest expense                              20.7%     18.9%               19.5%     18.3%

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Consolidated revenues for the quarter ended June 30, 1999 increased 8.7% to $21.3 million from $19.6 million for the same period ended June 30, 1998. Consolidated gross profit totaled $8.0 million during the quarter compared to $6.9 million for the same quarter in 1998. As a percentage of revenue, consolidated gross margin percentage increased from 35.0% in 1998 to 37.6% in 1999.

     Cemetery revenue for the quarter ended June 30, 1999 increased 8.1% over the same quarter last year to $13.3 million. Pre-need cemetery revenue, which represents over 60.0% of total segment sales, was 14.0% ahead of the same quarter last year. In June 1999, the Company recorded a large group pre-need sale for $.8 million. At-need cemetery revenue for the period was $3.6 million and equal to last year. Total interments were 2,307 for the period, which represented a 5.0% increase over the same period in the prior year. The operating margin for the cemetery segment was 42.3% of sales, which was greater than last year at 37.1%. In addition, selling commission expense as a percentage of sales was below last year due to changes in the sales agent commission structure in January 1999.

     Funeral revenue for the quarter ended June 30, 1999 increased to $8.0 million from $7.4 million in the prior year, an increase of 8.1%. At-need funeral revenue totaled $7.3 million or 91.3% of the total segment business for the quarter. The average revenue per funeral service for the quarter was $3,165 and comparable to last year. The Rose Hills and affiliate mortuary locations performed a combined total of 2,173 funerals services in the second quarter compared to 2,142 funeral services in the same period of 1998. Pre-need funeral revenue for the period was $0.6 million compared to $0.1 million in the prior year, largely due to a change in pre-need insurance providers in May, 1999. The operating margin for the funeral segment was 1.6% below last year at 30.0%.

                                      (6)

     General and administrative expenses increased to $1.7 million from $1.5 million in 1998. As a percentage of total sales, general and administrative expenses was 7.8% compared to 7.7% for the same period in 1998.

     EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $8.0 million for the quarter ended June 30, 1999 from $6.5 million in 1998, largely due to the factors described above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Consolidated revenues for the six months ended June 30, 1999 increased 2.1% to $43.1 million from $42.2 million for the same period ended June 30, 1998. Consolidated gross profit totaled $16.4 million compared to $16.3 million in 1998. As a percentage of revenue, consolidated gross margin percentage decreased to 38.2% in 1999 from 38.7% in 1998.

     Cemetery revenue for the six months ended June 30, 1999 increased $0.4 million to $26.1 million. Pre-need cemetery revenue was $15.7 million compared to $15.4 million for the same period during the prior year. At-need cemetery revenue for the period was $7.2 million, a slight decrease over last year. Total interments for the period were 4,720, which represented a 3.2% decrease over prior year. The operating margin for the cemetery segment was 40.7% of sales, which was greater than last year at 38.9%. Selling commission expense as a percentage of sales was below last year due to changes in the sales agent commission structure in January 1999. Gross margins on cemetery merchandise and services are also favorable to last year due to a change in the sales mix to higher margin property. Partially offsetting the favorable margin variance was a $.4 million increase in media and related advertising expenses.

     Funeral revenue for the six months ended June 30, 1999 increased to $17.0 million from $16.6 million in prior year, a increase of 2.4%. The number of total calls decreased between periods by 6.1%, from 4,745, to 4,457. The decrease is relative to a case volume record high in January 1998. Pre-need funeral revenue for the period was $1.6 million compared to $0.6 million in the prior year due to a one-time payment of $0.5 million paid in February 1999 by the Company's new pre-need funeral insurance supplier, Forethought. The operating margin for the funeral segment was 34.2% compared to 38.2% last year. The primary reason for the unfavorable margin variance is due to a $0.4 million additional depreciation expense for new fleet vehicles and new computer hardware. In addition, the unfavorable margin variance is due to higher commission expense on pre-need funeral sales. A new general agent commission structure was implemented in May 1999 that is expected to improve margins in the pre-need funeral segment for the remainder of the year.

     General and administrative expenses increased to $3.4 million from $3.2 million in 1998. As a percentage of total sales, general and administrative expenses was 7.8% compared to 7.5% for the same period in 1998.

     EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $18.6 million for the six months ended June 30, 1999 from $15.7 million in 1998. The increase was primarily a result of the $2.5 million gain recognized on finalizing the Settlement Agreement with the previous owners of Rose Hills' cemetery which a non-recurring item. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that, based upon current levels of operations and anticipated growth and the availability of the Bank Revolving Facility (see description below), it can meet working capital and short-term liquidity requirements for current operations and service its indebtedness. As of June 30, 1999, the Company had net working capital of $6.1 million and a current ratio of 1.38 as compared to $2.5 million of net working capital and current ratio of 1.12 at December 31, 1998. The increase over the 1998 year-end figures is due principally to the $2.5 million gain recognized in June 1999 from the settlement payment to the Association under the Settlement Agreement.

     Net cash provided by operating activities was $2.5 million for the six months ended June 30, 1999. For the same period last year, net cash provided by operating activities was $4.8 million. The primary reason for the decrease over the prior year is the $3.9 million settlement payment made by the Company to the Association. As a result of the settlement payment, the Company was required to borrow $3.0 million under its bank line to finance operations.

                                      (7)

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

     Contemporaneously with the consummation of the Acquisition Transaction, the Company entered into senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $75 million, the proceeds of which were used to finance the Acquisition Transaction and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility") in an aggregate principal amount of up to $25 million, the proceeds of which are available for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. In addition, the Company has the right, subject to certain conditions and performance tests, to increase the Bank Term Facility by up to $25.0 million. The Bank Term Facility and the Bank Revolving Facility will mature on November 1, 2003. The Bank Term Facility requires payment subject to certain conditions, in semi-annual installments in the amounts of $1.0 million in each of the first three years after the anniversary of the closing date of the Bank Term Facility (the "Bank Closing"); $3.0 million in the fourth year after the Bank Closing; $7.0 million in the fifth year after the Bank Closing; $9.0 million in the sixth year after the Bank Closing and $53.0 million upon maturity of the Bank Term Facility. The Revolving Credit Facility is payable in full at maturity, with no prior amortization.

     All obligations under the Bank Credit Facilities and any interest rate hedging agreements entered into with the lenders or their affiliates in connection therewith are unconditionally guaranteed (the "Bank Guarantees"), jointly and severally, by Rose Hills Holdings Corp. and each of the Company's existing and future domestic subsidiaries (the "Bank Guarantors"). All obligations of the Company and the Bank Guarantees are secured by first priority security interests in all existing and future assets (including real property located at Rose Hills but excluding other real property and vehicles covered by certificates of title) of the Company and the Bank Guarantors. In addition, the Bank Credit Facilities are secured by a first priority security interest in 100% of the capital stock of the Company and each subsidiary thereof and all intercompany receivables.

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

     As a result of the Acquisition Transaction and the application of proceeds therefrom, the Company's total outstanding indebtedness was approximately $152.0 million as of June 30, 1999. As of June 30, 1999, the Company also had $22.5 million of borrowing capacity available under the Bank Revolving Facility. Management believes that, based upon current levels of operations and anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

     The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Exchange Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates. At June 30, 1999 the Company was in compliance with the terms of the indenture and the bank credit facilities.

                                      (8)

NEW ACCOUNTING PRONOUNCEMENTS

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The FASB issued SFAS No. 137 deferring the effective date of SFAS no. 133 until June 15, 2000. Management has not determined the impact of SFAS No. 133 on its consolidated financial statements.

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

     As systems were evaluated and assessed, a detailed work plan was developed to ensure that each area requiring modification or replacement is adequately and timely addressed. At this time, the Company's work plan continues to indicate that most significant areas have been or are scheduled to be remedied by October 1999. Such work plan includes adequate time for remediation of the area, as well as testing to ensure the remediation efforts were complete. Additionally, the Company has established an Executive Steering Committee to monitor remaining implementation plans and to determine whether all remaining areas have been assessed and evaluated, resources identified and remediation completed on a timely basis.

     A summary of the Company's work plan and status is as follows:

                                            EVALUATION               COMPLETION
FUNCTION                                     COMPLETE                   DATE
---------------------------------           -----------------------------------
Financial Accounting and  Reporting            Yes                    3Q 1999

Funeral Home Operations                        Yes                    4Q 1999

Cemetery Operations                            Yes                    4Q 1999

     In addition, systems improvements and benefits beyond solution of the Year 2000 Issues are expected to be realized as a result of the above initiatives.

     The Company has also made formal communications with its significant vendors to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own Year 2000 Issue. The Company is currently gathering information requested from third parties to complete its evaluation and assessment of what, if any, material relationships exist and whether or not such relationships present significant risks to the continued operations of the Company beyond 1999. This evaluation and assessment has been substantially completed. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

                                      (9)

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

     To date, management estimates that the total cost (including hardware, software and services) incurred by the Company to evaluate, assess and remedy Year 2000 Issues has been less than $0.9 million. The expected future cost to complete evaluation, assessment and remediation of Year 2000 Issues, including replacement if necessary, is expected to be less than $.2 million.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's market risk is impacted by changes in interest rates. Pursuant to the Company's policies, derivative financial instruments may be utilized to reduce the impact of adverse changes in interest rates. The Company does not use derivative instruments for speculation or trading purposes, and has no material sensitivity to changes in market rates and prices on its derivative financial instrument positions. The Company has market risk in interest rate exposure, but manages the exposure through its interest rate collar agreements, which effectively set maximum and minimum interest rates on the $75.0 million of senior debt.

The Company has entered into interest rate collar agreements, which effectively set maximum and minimum interest rates on the principal amount of Senior Debt (note 10), ranging from a floor of 5.5% (the Company would pay 5.5% even if

                                      (10)
rates fall below that level) to a maximum or cap of 6.5% for the period commencing January 2, 1997 through December 1, 2000. The collar agreement is based on three-month LIBOR. The fair value of the collar agreement at June 30, 1999 and December 31, 1998, as estimated by a dealer, was a favorable $128,000 and $808,000, respectively.

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

PART II

ITEM 5 - OTHER INFORMATION

None

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

August 2, 1999

                                      (11)

INDEX OF EXHIBITS


Exhibit
Number    Description
------    -----------

(a)
27*       __Financial Data Schedule


(b)  Reports on Form 8-K

     On June 2, 1999, the Company filed with the Securities and Exchange Commission, interim reports on Form 8-K, item 5, describing the filing of a petition to reorganize under Chapter 11 for the U.S. Bankruptcy Code by the Loewen Group Inc. (Loewen). Loewen beneficially owns 20.45% of the Common Stock of Rose Hills Holding Corp., the parent of Rose Hills Company.

________________
*Filed Herewith.

                                      (12)