Form 10-Q
period 1999-09-30
ROSE HILLS CO
filed 1999-11-12
CIK 1030376

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                   FORM 10-Q

                                   (MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED September 30, 1999

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

                               __________________


  Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

  The number of outstanding Common shares as of November 10, 1999 was 1,000.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)


                                                                                                          PAGE
PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

     CONSOLIDATED BALANCE SHEETS
      as of September 30, 1999 and December 31, 1998                                                         1

     CONSOLIDATED STATEMENTS OF OPERATIONS
      for the Three and Nine Month Periods Ended September 30, 1999 and 1998                                 2

     CONSOLIDATED STATEMENTS OF CASH FLOWS
      for the Nine Months Ended September 30, 1999 and 1998                                                  3

     CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
      for the Nine Months Ended September 30, 1999                                                           4

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                              5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                                                                   6 - 10


PART II. OTHER INFORMATION

  ITEM 5   OTHER INFORMATION                                                                                11

  ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                                                 11

  SIGNATURES                                                                                                11

  INDEX OF EXHIBITS                                                                                         12

  EXHIBIT  27                                                                                               13


                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)

                                ASSETS
                                                                                1998         1999
                                                                              ---------   -----------
                                                                                          (unaudited)
Current assets:
 Cash and equivalents                                                         $  1,645      $  1,966
 Accounts receivable, net of allowances                                         11,601        12,099
 Inventory                                                                         979         1,025
 Prepaid expenses and other current assets                                       4,701         3,319
 Deferred tax asset                                                              4,085         4,085
                                                                              --------      --------

   Total current assets                                                         23,011        22,494
                                                                              --------      --------

 Long-term receivables, net of allowances                                       18,501        21,757
 Cemetery property                                                              75,318        76,221
 Property, plant and equipment, net                                             65,978        63,116
 Goodwill                                                                      124,877       122,453
 Deferred finance charges                                                        9,036         7,814
 Other assets                                                                    5,212         4,330
                                                                              --------      --------

   Total assets                                                                321,933       318,185
                                                                              ========      ========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Short-term borrowings                                                           2,000             -
 Accounts payable and accrued liabilities                                       16,355        12,526
 Current portion of long-term debt                                               2,133         2,948
                                                                              --------      --------
      Total current liabilities                                                 20,488        15,474

 Retirement plan liabilities                                                     7,147         7,008
 Deferred tax liability                                                          6,455         6,455
 Subordinated notes payable                                                     80,000        80,000
 Bank senior term loan                                                          71,507        70,010
 Other long-term debt                                                            2,070         2,024
 Other liabilities                                                               5,974         5,542
                                                                              --------      --------

     Total liabilities                                                         193,641       186,513
                                                                              --------      --------

Commitment and contingencies
 Stockholder's equity:
 Common stock par value $.01; 1,000 authorized; 1,000 shares outstanding            --            --
   Additional paid in capital                                                  129,554       129,554
 Retained earnings (accumulated deficit)                                        (1,262)        2,118
                                                                                            --------

     Total stockholder's equity                                                128,292       131,672
                                                                              --------      --------

 Total liabilities and stockholder's equity                                   $321,933      $318,185
                                                                              ========      ========

See accompanying notes to unaudited consolidated financial statements

                                      (1)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              Three Months Ended                             Nine Months Ended
                                                              ------------------                             -----------------
                                                                 September 30                                  September 30
                                                                 ------------                                  ------------
                                                         1998                  1999                    1998                  1999
                                                         ----                  ----                    ----                  ----
Sales and services:
   Funeral sales and services                          $ 7,274               $ 7,528                $ 23,846              $ 24,524
   Cemetery sales and services                          11,925                13,177                  37,590                39,279
                                                       -------               -------                --------              --------

      Total sales and services                          19,199                20,705                  61,436                63,803
                                                       -------               -------                --------              --------


Cost of sales and services:
   Funeral sales and services                            5,003                 5,321                  15,240                16,503
   Cemetery sales and services                           7,555                 8,318                  23,229                23,786
                                                       -------               -------                --------              --------

      Total costs of sales and services                 12,558                13,639                  38,469                40,289
                                                       -------               -------                --------              --------

   Gross profit                                          6,641                 7,066                  22,967                23,514

General and administrative expenses                      1,538                 1,745                   4,699                 5,107
   Amortization of purchase price in excess of net
     assets acquired and other intangibles                 931                   932                   2,820                 2,795
                                                       -------               -------                --------              --------

   Income from operations                                4,172                 4,389                  15,448                15,612

Other income (expense):
   Interest expense                                     (4,105)               (3,970)                (12,359)              (11,840
   Settlement Agreement                                     --                    --                      --                 2,500
                                                       -------               -------                --------              --------

   Total other income (expense)                         (4,105)               (3,970)                (12,359)               (9,340

   Income before income tax                                 67                   419                   3,089                 6,272

Provision for income tax                                    34                   148                   1,487                 2,892
                                                       -------               -------                --------              --------

   Net income                                          $    33               $   271                $  1,602              $  3,380
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

                                                                                                       Nine Months
                                                                                                       -----------
                                                                                                          Ended
                                                                                                          -----
                                                                                                       September 30
                                                                                                       ------------
                                                                                                    1998           1999
                                                                                                    ----           ----
Cash flow from operating activities:

   Net Income                                                                                     $  1,602       $ 3,380
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                     6,371         6,976
   Amortization of cemetery property                                                                 1,665         1,992
   Provision for bad debts and sales cancellation                                                    2,418         3,753
   Loss on disposal of property, plant and equipment                                                     5             7
Changes in assets and liabilities:
   Increase in accounts receivable                                                                 (11,818)       (7,557)
   Increase in inventories                                                                            (104)          (46)
   Decrease (increase) in prepaid expenses and in other current assets                                (392)        1,383
   Increase (decrease) in accounts payable and accrued expenses                                      4,526        (3,833)
   Decrease in retirement plan liabilities                                                            (286)         (139)
   Net decrease in other assets and liabilities                                                      1,803            33
                                                                                                  --------       -------

Total Adjustments                                                                                    4,188         2,569
                                                                                                  --------       -------

       Net cash provided by operating activities                                                     5,790         5,949
                                                                                                  --------       -------
Cash flows from investing activities:
    Capital expenditures                                                                            (3,266)       (2,900)
                                                                                                  --------       -------
       Net cash used in investing activities                                                        (3,266)       (2,900)
                                                                                                  --------       -------
Cash flows from financing activities:
    Repayments of short term borrowings                                                               (500)       (2,000)
    Principal payments of bank long-term debt                                                         (500)         (497)
    Increase (decrease) in other long-term debt                                                       (415)          152
    Principal payments of capital lease obligations                                                   (689)         (383)
                                                                                                  --------       -------
       Net cash used in financing activities                                                        (2,104)       (2,728)
                                                                                                  --------       -------
       Net increase in cash and cash equivalents
                                                                                                       420           321
Cash and cash equivalents at beginning of period                                                     3,462         1,645
                                                                                                  --------       -------
Cash and cash equivalents at end of period                                                        $  3,882       $ 1,966
                                                                                                  ========       =======
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest paid                                                                              $  9,242       $ 8,827
       Taxes paid                                                                                 $    859       $     0

See accompanying notes to unaudited consolidated financial statements.

                                      (3)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
               (DOLLARS IN THOUSANDS, EXCEPT SHARES OUTSTANDING)
                                  (UNAUDITED)


                                                                RETAINED        TOTAL
                                  SHARES        ADDITIONAL      EARNINGS    STOCKHOLDER'S
                                OUTSTANDING   PAID IN CAPITAL   (DEFICIT)      EQUITY
                                -----------   ---------------   ---------   -------------
Balance, December 31, 1998            1,000           129,554     (1,262)         128,292
   Net income                            --                --      3,380            3,380
                                    -------          --------     ------          -------

Balance, September 30, 1999           1,000           129,554      2,118          131,672
                                    =======          ========     ======          =======


See accompanying notes to unaudited consolidated financial statements.

                                      (4)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

  The accompanying September 30, 1999 interim consolidated financial statements of Rose Hills Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the financial condition, results of operations and cash flows as of the dates and for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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


3.  SUBSEQUENT EVENT

  In conjunction with the Acquisition Transaction in 1996, the Loewen Group Inc. (a 20% shareholder of the Rose Hills Holdings Corp.) contributed twelve funeral homes and two funeral home and cemetery combination properties. One of the contributed funeral homes operations also owned a vacant lot, which was purchased to develop a stand-alone funeral home. In 1997, Rose Hills determined not to develop the funeral home, and instead offered the property for sale.

  In December 1998, escrow was opened with a prospective purchaser. During the escrow process, it was determined that the title was not transferred to Rose Hills, as required, in connection with the Acquisition Transaction. Loewen verbally agreed to correct the error in January 1999. In June 1999, Loewen declared bankruptcy and the bankruptcy court is scheduled to hear the ownership issue prior to December 31, 1999.

                                      (5)

  On October 1, 1999, the property escrow closed for approximately $1.0 million. The Company believes it is the legal owner of the property, that it has the right to receive the proceeds from the sale, and that it will prevail in the upcoming hearing. However, there can be no assurance that the court will rule in the Company's favor. In the event of an unfavorable ruling, the Company will incur a $1.0 million loss on disposal of the property.



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

  The Cemetery and the Mortuary (collectively, "Rose Hills") are located on the grounds of the Cemetery, Rose Hills Memorial Park. Rose Hills is the largest, single location cemetery-funeral home combination in the United States and the Cemetery is the largest single location cemetery in the United States. Rose Hills is situated less than 14 miles from downtown Los Angeles on approximately 1,418 acres of permitted cemetery land near Whittier, California. The Cemetery and Mortuary have been continuously operating since 1914 and 1956, respectively. As a result of the Acquisition Transaction, the Company owns a strategic assembly of cemeteries and funeral homes in the greater Los Angeles area.


RESULTS OF OPERATIONS

  The following table sets forth certain income statement data as a percentage of total sales for the Company.

                                                                THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                                   SEPTEMBER 30                               SEPTEMBER 30
                                                            1998                 1999                  1998                  1999
                                                            ----                 ----                  ----                  ----
Sales and service:
   Funeral sales and services                               37.9%                 36.4%                38.8%                 38.4%
   Cemetery sales and services                              62.1%                 63.6%                61.2%                 61.6%
   Total sales and services                                100.0%                100.0%               100.0%                100.0%
Gross profit:
   Funeral sales and services                               31.2%                 29.3%                36.1%                 32.7%
   Cemetery sales and services                              36.7%                 36.9%                38.2%                 39.4%
Total gross profit                                          34.6%                 34.1%                37.4%                 36.9%
General and administrative expenses                          8.0%                  8.4%                 7.7%                  8.0%
Goodwill amortization                                        4.9%                  4.5%                 4.6%                  4.4%
Interest expense                                            21.4%                 19.2%                20.1%                 18.6%


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

  Consolidated revenues for the quarter ended September 30, 1999 increased 7.8% to $20.7 million from $19.2 million for the same period ended September 30, 1998. Consolidated gross profit totaled $7.1 million during the quarter compared to $6.6 million for the same quarter in 1998. As a percentage of revenue, consolidated gross margin percentage decreased from 34.6% in 1998 to 34.1% in 1999.

  Cemetery revenue for the quarter ended September 30, 1999 increased 10.5% over the same quarter last year from $12.0

                                      (6)
million to $13.2 million. Pre-need cemetery revenue, which represents over 70.0% of total segment sales, was 11.0% higher than during the same quarter last year. The pre-need sales emphasis this year has shifted to sales of higher priced property lots over merchandise and service products. For the quarter ended September 30, 1999, the average pre-need cemetery lot increased to $2,256 resulting in a 16% increase over last year. This average price increase is partly due to a price increase of approximately 10% in January 1999 and a product mix change to sell more upscale properties within certain ethnic communities. At-need cemetery revenue for the period was $3.2 million and approximates last year's results. Total interments were 2,205 for the period, which represented a 4.8% increase over the same period in the prior year. The operating margin for the cemetery segment was at 36.9% of sales, which is comparable to last year. Cemetery sales commission expense as a percentage of sales for the quarter ended September 30, 1999, was 2% greater than last year offset by improved merchandise and service product margins.

  Funeral revenue for the quarter ended September 30, 1999 increased to $7.5 million from $7.3 million in the prior year, an increase of 2.7%. At-need funeral revenue totaled $6.9 million or 92% of the total segment business for the quarter. The average revenue per funeral service for the quarter was $3,392, an increase of 8% over the same period during the prior year. The Rose Hills and affiliate mortuary locations performed a combined total of 1,896 funeral services in the third quarter compared to 2,026 funeral services in the same period of 1998. This third quarter decline in funeral services is consistent with the U.S. Government statistics indicating a fewer number of deaths compared to the same period in 1998. Approximately 4% more cremation services were performed in the third quarter of 1999 compared to the third quarter 1998. Cremation services represented approximately 20% of all funeral services performed in the third quarter of 1999 and 1998.

  Pre-need funeral revenue for the period was $0.6 million compared to $0.3 million in the prior year, largely due to a change in pre-need insurance providers in May, 1999. The operating margin for the funeral segment was 1.9% below last year at 29.3%.

  General and administrative expenses increased to $1.7 million from $1.5 million in 1998. As a percentage of total sales, general and administrative expenses was 8.4% compared to 8.0% for the same period in 1998. During the quarter ended September 30, 1999, the Company incurred an expense related to its Y2K project totaling $0.1 million.

  EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $7.2 million for the quarter ended September 30, 1999 from $6.3 million in 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

  Consolidated revenues for the nine months ended September 30, 1999 increased 3.9% to $63.8 million from $61.4 million for the same period ended September 30, 1998. Consolidated gross profit totaled $23.5 million compared to $23.0 million in 1998. As a percentage of revenue, consolidated gross margin percentage decreased to 36.9% in 1999 from 37.4% in 1998. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

  Cemetery revenue for the nine months ended September 30, 1999 increased 4.5% over last year to $39.6 million. Pre-need cemetery revenue was $23.8 million compared to $22.7 million for the same period during the prior year. At-need cemetery revenue for the period was comparable to last year at $10.4 million. Total interments for the period were 6,927, which was also comparable to prior year. The operating margin for the cemetery segment was 39.4% of sales, which was greater than last year at 38.2%. Lower selling commission expense as a percentage of sales, product sales mix to higher margin cemetery property contributed to the higher margins over prior year.

  Funeral revenue for the nine months ended September 30, 1999 increased to $24.5 million from $23.8 million in prior year, an increase of 2.9%. Year to date the Company performed 6,356 funeral service calls, resulting in a 5.6% decline over last year. The decrease is relative to what has been experienced throughout the death care industry as a result of the declining death statistics
in the United States.   Pre-need funeral revenue for the period was $2.2 million
compared to $1.0 million in the prior year. The significant increase over prior year is due partly to a one-time payment of $0.5 million paid in February 1999 by the Company's new pre-need funeral insurance supplier, Forethought, and improved agent commission fees. The operating margin for the funeral segment was 32.7% compared to 36.1% last year. The primary reason for the unfavorable margin variance is due to additional depreciation expense for new fleet vehicles and new computer hardware and higher commission expense on pre-need funeral sales.


                                      (7)

  General and administrative expenses increased to $5.1 million from $4.7 million in 1998. As a percentage of total sales, general and administrative expenses was 8.0% compared to 7.7% for the same period in 1998. Year to date, the Company has incurred over $0.1 million in expenses related to settlement of the environmental issues with the previous owners of Rose Hills' cemetery and $0.2 million in Y2K incremental expenses.

  EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $25.8 million for the nine months ended September 30, 1999 from $22.1 million in 1998. The increase was primarily a result of the $2.5 million gain recognized on finalizing the Settlement Agreement with the previous owners of Rose Hills' cemetery which is a non-recurring item. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.


LIQUIDITY AND CAPITAL RESOURCES

  The Company believes that, based upon current levels of operations and anticipated growth and the availability of the Bank Revolving Facility (see description below), it can meet working capital and short-term liquidity requirements for current operations and service its indebtedness. As of September 30, 1999, the Company had net working capital of $7.0 million and a current ratio of 1.45 as compared to $2.5 million of net working capital and current ratio of 1.12 at December 31, 1998. The increase over 1998 is due principally to the $2.5 million gain recognized in June 1999 from the settlement payment to the Association under the Settlement Agreement. In addition, the implementation of the deferred commission program and monthly customer statements at the beginning of the year resulted in higher down payments and
early loan payoffs.    Net cash provided by operating activities was $5.9
million for the nine months ended September 30, 1999. For the same period last year, net cash provided by operating activities was $5.8 million.

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

  In connection with the Acquisition Transaction, the Company entered into an option agreement with the Association, pursuant to which the Company has the right to purchase for $18.2 million (subject to adjustment) approximately 70.5 gross acres of undeveloped land located adjacent to the Cemetery. The Company presently intends to exercise such option on or before November 19, 1999 (the option expiration date) and to subsequently sell the property. The Company is currently in negotiations to sell the property to a third party substantially contemporaneous with the exercise and closing of the option. However, if the Company is unable to reach agreement with such third party on a sale transaction, or if such a sale transaction is delayed, the Company nevertheless intends to exercise the option, and under such circumstances, will borrow under its revolving credit facility up to the $18.2 million necessary to pay the option price to the Association.

  Contemporaneously with the consummation of the Acquisition Transaction, the Company entered into senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $75.0 million, the proceeds of which were used to finance the Acquisition Transaction and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility") in an aggregate principal amount of up to $25.0 million, the proceeds of which are available for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. In addition, the Company has the right, subject to certain conditions and performance tests, to increase the Bank Term Facility by up to $25.0 million. The Bank Term Facility and the Bank Revolving Facility will mature on November 1, 2003. The Bank Term Facility requires payment subject to certain conditions, in semi-annual installments in the amounts of $1.0 million in each of the first three years after the anniversary of the closing date of the Bank Term Facility (the "Bank Closing"); $3.0 million in the fourth year after the Bank Closing; $7.0 million in the fifth year after the Bank Closing; $9.0 million in the sixth year after the Bank Closing and $53.0 million upon maturity of the Bank Term Facility. The Revolving Credit Facility is payable in full at maturity, with no prior amortization.

  All obligations under the Bank Credit Facilities and any interest rate hedging agreements entered into with the lenders or their affiliates in connection therewith are unconditionally guaranteed (the "Bank Guarantees"), jointly and severally, by Rose Hills Holdings Corp. and each of the Company's existing and future domestic subsidiaries (the "Bank Guarantors"). All

                                      (8)
obligations of the Company and the Bank Guarantees are secured by first priority security interests in all existing and future assets (including real property located at Rose Hills but excluding other real property and vehicles covered by certificates of title) of the Company and the Bank Guarantors. In addition, the Bank Credit Facilities are secured by a first priority security interest in 100% of the capital stock of the Company and each subsidiary thereof and all intercompany receivables.

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

  As a result of the Acquisition Transaction and the application of proceeds therefrom, the Company's total outstanding indebtedness was approximately $152.0 million as of September 30, 1999. As of September 30, 1999, the Company also had $25.0 million of borrowing capacity available under the Bank Revolving Facility. Management believes that, based upon current levels of operations and anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its indebtedness. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

  The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Exchange Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates.
At September 30, 1999 the Company was in compliance with the terms of the indenture and the bank credit facilities.


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


THE COMPANY'S STATE OF READINESS

  During the past year, the Company evaluated and assessed its existing informational computer systems, as well as non-informational systems, and determined that it was necessary to modify or replace certain portions of its software and hardware

                                      (9)
so that its systems will function properly beyond December 31, 1999. In particular, certain of the Company's financial reporting and information gathering systems, such as general ledger, fixed assets, payroll, commissions, accounts receivable and payable, etc., required modification or replacement. The evaluation of the non-informational systems determined that all significant areas are or will be Year 2000 compliant and pose no significant risks. At this time, the Company's work plan is complete and all significant areas have been remedied and tested.

  The Company has completed the formal communications with its significant vendors to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own Year 2000 Issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.


THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

  To date, management estimates that the total cost (including hardware, software and services) incurred by the Company to evaluate, assess and remedy Year 2000 Issues has been approximately $1.1 million. The expected future cost to complete remaining evaluation, assessment and remediation of Year 2000 Issues, including replacement if necessary, is expected to be immaterial. The Company's total Year 2000 Issue project cost and estimates to complete exclude the estimated costs and time associated with the impact of a third party's Year 2000 Issue, which are not determinable.


THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

  It is difficult to accurately project what the potential risks and ramifications to the Company may be, in the event remediation efforts made by either the Company or significant third parties are not successful. In such an event, the Company has developed a contingency plan that includes a hierarchy of critical functions, acceptable delay times, alternative critical suppliers and defines the core team for managing this recovery process. The Company presently believes that with current modifications to the existing software and new software purchased and in place, the risk of potential loss associated with the Year 2000 Issue has been mitigated.


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

  The Company has entered into interest rate collar agreements, which effectively set maximum and minimum interest rates on the principal amount of Senior Debt, ranging from a floor of 5.5% (the Company would pay 5.5% even if rates fall below that level) to a maximum or cap of 6.5% for the period commencing January 2, 1997 through December 1, 2000. The collar agreement is based on three-month LIBOR. The fair value of the collar agreement at September 30, 1999 and December 31, 1998, as estimated by a dealer, was a favorable $20,000 and $808,000, respectively.

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



November 10, 1999



                                      (11)

INDEX OF EXHIBITS


Exhibit
Number  Description
------  -----------

(a)
27*     Financial Data Schedule


(b)     None
_______________
*Filed Herewith.



                                      (12)