Form 10-K
period 1999-12-31
ROSE HILLS CO
filed 2000-03-29
CIK 1030376

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

                  For the fiscal year ended December 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from         to

                       Commission file number 333-21411

                               ----------------

                              ROSE HILLS COMPANY
            (Exact name of registrant as specified in its charter)

            Delaware                                 13-3915765
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

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

  The number of outstanding Common Shares as of March 24, 2000, was 1,000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

  Item
 Number                                                                    Page
 ------                                                                    ----
  1.    BUSINESS .......................................................     3
  2.    PROPERTIES .....................................................     8
  3.    LEGAL PROCEEDINGS ..............................................     9
  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS ............     9

                                    PART II

  5.    MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS ........    10
  6.    SELECTED FINANCIAL DATA ........................................    10
  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .........................................    12
  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....    17
  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ....................    17
  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE ..........................................    17

                                    PART III

 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .............    18
 11.    EXECUTIVE COMPENSATION .........................................    19
 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..    20
 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................    21

                                    PART IV

 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
        ................................................................    24

                                    PART I

ITEM 1. BUSINESS.

OVERVIEW

  Rose Hills Company (the "Company"), a Delaware corporation, is a wholly-owned subsidiary of Rose Hills Holdings Corp. ("RH Holdings"). The Company was formed in 1996 for purposes of acquiring Roses, Inc. (the "Mortuary") and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association and Workman Mill Company (the "Association" and the assets and liabilities purchased there from, the "Cemetery"). Also, in connection with the acquisition, a subsidiary of The Loewen Group Inc. (The Loewen Group Inc. collectively with its affiliates, "Loewen"), a shareholder of RH Holdings, contributed 14 funeral homes and 2 funeral home cemetery combination properties (the "Satellite Properties"). As a result of these acquisitions (collectively "Acquisition Transaction"), the Company is the successor to the operations of the predecessor Mortuary and Cemetery.

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

ACQUISITION TRANSACTION

  On September 19, 1996, the Company entered into an Agreement and Plan of Merger with Roses, Inc. (the "Merger Agreement") providing for the acquisition of the Mortuary through the merger of the Company with and into Roses, Inc., with Roses, Inc. (renamed RH Mortuary Corporation) being the surviving corporation in the merger. On November 19, 1996, ("Acquisition Closing Date"), the Company assigned all of its rights and obligations under the Merger Agreement to a newly-created subsidiary of the Company, so that following the merger, the Mortuary became a wholly-owned subsidiary of the Company.

  On September 19, 1996, the Company and the Association also entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") pursuant to which the Company agreed to purchase from the Association the assets and assume the liabilities constituting the Cemetery. At the Acquisition Closing Date, the Company's rights under such Agreement were assigned to a newly created wholly-owned subsidiary of the Company (RH Cemetery Corporation), and accordingly, on the Acquisition Closing Date, the Cemetery became a wholly- owned subsidiary of the Company.

  In connection with the Acquisition, RH Holdings, Blackstone Capital Partners II Merchant Banking Fund L.P and its affiliates (collectively, "Blackstone"), a subsidiary of Loewen ("LN Sub"), Loewen Group International, Inc. ("LGII") and The Loewen Group Inc. ("LWN") entered into a subscription agreement (the "Subscription Agreement") pursuant to which: (i) Blackstone subscribed for common stock of RH Holdings in exchange for a cash contribution to RH Holdings, (ii) LGII subscribed for common stock and preferred stock of RH Holdings in exchange for a cash contribution to RH Holdings, and (iii) LN Sub subscribed for shares of preferred stock of RH Holdings in exchange for the contribution by LN Sub of the Satellite Properties.

  In connection with the Acquisition Transaction, (i) Blackstone and Loewen contributed to RH Holdings and RH Holdings contributed to the Company $106.6 million ($107.0 million less $0.4 million to be advanced by the Company to RHI Management Direct L.P. ("RHIMD") to finance its purchase of common stock of RH Holdings) in cash; (ii) the Company acquired the Mortuary in consideration of the payment of $59.9 million in cash (subject to downward adjustment under certain circumstances) after giving effect to the repayment of outstanding debt of the Mortuary; (iii) the Company paid a cash purchase price for the Cemetery in the amount of $166.3 million in cash (subject to downward adjustment under certain circumstances); borrowings under the Bank Credit Agreement was entered into; and (vi) the sale of the Senior Subordinated Notes due 2004 was consummated. (See Item 7, "Liquidity and Capital Resources.")

THE FUNERAL SERVICE AND CEMETERY INDUSTRY AND LOCAL CHARACTERISTICS

  The Company believes that the death care industry has attractive fundamental long-term characteristics. In the last 15 years, demand has grown steadily at a 1% compound annual growth rate while the aggregate number of funeral homes has remained relatively constant. Future demographic trends are expected to contribute to the continued stability of the funeral service industry. The Census Bureau projects that the segment of the United States population over 65 years old, which presently totals 34 million, will more than double in size to over 73 million by 2035. Over the next 15 years, the aging of this population is expected to outweigh the effects of increased life expectancies. The Census Bureau projects that the number of deaths in the United States will grow at approximately 1% annually through 2010.

  Historically the death care industry has been made up of relatively small, family owned and operated businesses. The funeral service and cemetery industry has been characterized by low business risk compared with most other businesses. According to preliminary figures from The Dun & Bradstreet Corporation, the average business failure rate in the United States is approximately 88 per 10,000. The failure rate of the funeral service and crematoria industry is approximately 19 per 10,000, 78% lower than the average rate and among the lowest of all industries. This low failure rate can be attributed to a number of factors, including stable demand in the industry, positive demographic trends and the low rate of new market entrants due to the length of time required to establish community acceptance.

  In the last several decades several large "consolidators", who have sought to make profits by acquiring a large number of smaller funeral homes and cemeteries, have emerged. Management believes the major consolidators serve 20% of the overall market in the United States. In 1999, the trend toward consolidation changed significantly. The largest consolidator, Service Corporation, International, who competes directly in the Company's market, announced plans to significantly curtail its acquisition activity. The second largest consolidator and approximately 20% owner of the Company, The Loewen Group Inc., filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code on June 1, 1999, eliminating its own acquisition strategy. The third largest Consolidator, Stewart Enterprises, Inc. also announced significant reductions in its acquisition strategy. The curtailment of acquisitions by the large consolidators is likely to reduce their expansion in the Company's immediate market area. In addition, Management believes the reduction in acquisitions have reduced acquisition multiples for funeral and cemeteries in the Company's market area.

  The Company attracts customers from a geographic region encompassing substantially all of Los Angeles County and the northern portion of Orange County. According to statistics compiled by the State of California Department of Health Services, the Census Bureau and Los Angeles County, the estimated population of Los Angeles County was approximately 9.6 million people (over 3 million households) in 1997. Approximately 18% of this population was age 55 or older, 14% age 65 or older, and 5% age 75 or older. The death rate in Los Angeles County has demonstrated stability over the last decade and the number of deaths is expected to increase in step with the 1% annual projected population growth in Los Angeles County over the next five years. However, slight year to year variations can occur in the number of deaths. Early data for 1999 indicate a 3% increase in deaths for Los Angeles County.

 Mortuary Operations

  The Mortuary provides a complete range of funeral services, including collection of remains, certification of death, embalming, sale of caskets and related merchandise, sale of flowers, visitation facilities and transportation to place of services and to burial site. All funeral arrangements provided to each of the Mortuary's customers are provided by an experienced counselor with the assistance of a centralized computer system. The Mortuary has the current capacity to provide over 30 funeral services per day. In 1999, the Mortuary performed approximately 5,100 funeral calls.

  The Mortuary began operations in 1956, when the Association recognized that additional revenue opportunity existed in funeral operations. As the division's success continued, the Mortuary was spun off in 1976 as a taxable, for profit, wholly-owned subsidiary of Rose Hills Memorial Park Association ("the Association"). In 1990, the Association sold the Mortuary business to senior management in a leveraged buyout transaction. During the period from October 1989 through November 19, 1996, pursuant to a Management Agreement, the Mortuary also operated the Cemetery.

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

  Other funeral home locations consist of 14 funeral homes and two combination properties located in Los Angeles, San Bernardino and northern Orange Counties which provide a wide variety of funeral services to various communities in such counties. While the demographics of the population served by these funeral homes, taken as a whole, are generally similar to that of Rose Hills' clients, the smaller size and long-standing local reputations have led each of such properties to develop a demographically unique client base within its particular community. Therefore, as a result of this extended cluster of funeral service providers as well as the ability of particular funeral homes to meet special needs of local communities, Management believes that the other funeral home locations permit the Company to access a base of mortuary clients that it otherwise would be unable to develop solely from its location near Whittier.

  Substantially all revenues from mortuary operations are derived from at-need services (including services funded through insurance policies). In 1999, total revenues from at-need services accounted for 90% of mortuary revenue and 34% of total Company revenue. The remaining 10% of mortuary revenue is derived from insurance commissions and trust income. The amount and percentage of the Company's total revenues contributed by the mortuary operations during each of the last three fiscal years is set forth herein under the caption "Item 7-- Management's Discussion and Analysis". For additional information about the revenues, income and assets attributable to the Company's mortuary operations, see Note 19 to the Company's consolidated financial statements which are included as part of this Annual Report on Form 10-K.

 Cemetery Operations

  The Cemetery is the largest single location cemetery in the United States. The Cemetery consists of approximately 1,418 acres, 415 of which have been developed and sold, 291 of which are developed unsold cemetery property and the remaining 712 of which have been permitted as cemetery property. Since its founding in 1914, the Cemetery has performed over 350,000 interments, of which approximately 8,700 occurred in 1999. The Cemetery provides a complete line of cemetery products (including a selection of burial spaces, vaults, crypts, memorials and niches) and burial and cremation services on both an at-need and pre-need basis.

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

  The Company funds its obligation to maintain cemetery grounds by placing a portion, generally $60 per lot, of the proceeds from cemetery property sales into perpetual care trust funds. Income from these funds is withdrawn and used for maintenance of the cemetery.

  Although the Cemetery is non-sectarian, in order to better serve an increasingly diverse customer base, the Cemetery has developed and offers many lawn areas for use by particular ethnic, religious and fraternal organizations as well as its eight non-denominational chapels (including the newly constructed Sky Rose Chapel, a 350 seat chapel and mausoleum designed by architect Fay Jones) seven additional mausoleums and a crematory. In addition, in 1994, the Company entered into a development agreement with the International Buddhist Progress Society ("IBPS") under which the Company:

  .(i) Granted IBPS the interment rights with respect to 7.5 acres of Cemetery property and agreed to contribute to IBPS's development of a 16,000 square foot columbarium and surrounding stupa gardens; and

  .(ii) Granted IBPS a seven-year option to build a second columbarium on an adjacent 2.7 acre site.

  In exchange for these rights, IBPS agreed to pay the Company approximately $1.4 million. IBPS paid $160,000 upon execution of the development agreement and has agreed to pay the remaining balance at the rate of $100,000 per quarter starting April 1, 2000. In addition, IBPS has agreed to pay the Company $75 per niche on the first 5,000 niches sold and $50 per niche thereafter. The first columbarium and stupa gardens are complete and open for interments.

  In 1999, approximately 62% of cemetery revenue and 39% total Company revenue was derived from pre-need sales. The amount and percentage of the Company's total revenue contributed by the cemetery operations during each of the last three fiscal years is set forth herein under the caption "Item 7--Management's Discussion and Analysis". For additional information concerning the revenues, income and assets attributable to the Company's cemetery operations, see note 19 to the Company's consolidated financial statements which are included as part of this Annual Report on Form 10-K.

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

  The Company also faces competition from large consolidators' in the industry that seek to reap profits from an acquisition and consolidation strategy as well as casket retailers (including internet casket stores) and low-cost funeral providers. Such competitors include several large, publicly traded multinational funeral services companies, including Service Corporation International and Stewart Enterprises, Inc. In the Los Angeles area the large consolidators control approximately 20% of the funeral market.

  In 1999, 20% of the Rose Hills funeral business was cremation. In the Los Angeles area over 35% of funeral services were cremations. The Company's traditional funeral and cemetery operations face increasing competition from non-traditional cremation and alternative service firms. The Company believes it can capitalize on its reputation and name to compete with less well known companies through its own alternative service strategy.

REGULATION

  The Company's funeral home operations are regulated by the Federal Trade Commission (FTC), which administers the Trade Regulation Rule on Funeral Industry Practices (the "Funeral Rule"), and became effective on April 30, 1984, and was revised as of July 19, 1994. The FTC is currently reviewing the Funeral Rule but has yet to issue any proposed changes in regulation. The Funeral Rule defines certain acts and practices in connection with the provision of funeral goods or services as unfair or deceptive and sets forth various requirements intended to prevent such unfair or deceptive acts and practices. The Company also must comply with other federal legislation, including the Americans with Disabilities Act and regulations administered by the Occupational Safety and Health Administration.

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

  The Company believes that it is currently in substantial compliance with the Funeral Rule and all other applicable federal, state and local laws and regulations. The Company cannot predict the outcome of any proposed legislation or regulation, or the effect that any such legislation or regulation might have on the Company.

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

  Environmental audits of the Company's various properties were conducted in connection with the acquisition transaction. In connection with the Cemetery and Mortuary, management is aware of certain areas, including a solid waste disposal area used to dump used rubbish, green waste and used motor oil in the 1970's, that will require remediation. However, pursuant to an Environmental Compliance Agreement entered into between the Association and the Company, the Association has agreed to pay or indemnify the Company for certain costs relating to such remediation.

  In addition, two of the Company's cemetery properties are located in or near areas of regional groundwater contamination. The Company submitted information in connection with contamination at one of these areas and was informed by the Environmental Protection Agency that the Company will not be included in the Super Fund cleanup of the basin.

  Although there can be no assurance, management does not believe that the above or other environmental matters affecting the Company will have a material adverse effect on the Company's financial condition or results of operations.

EMPLOYEES

  As of December 31, 1999, the Company had 963 employees. Management believes that the Company's relationship with its employees is good.

  In December 1993, the National Labor Relations Board ("NLRB") certified the Teamsters Union as the collective bargaining representative of 57 employees in the Company's Park Department. In December 1994, certain of these employees petitioned the NLRB to hold an election regarding decertifying the union. During the same period the Teamsters filed numerous unfair labor practice charges against the Company with the NLRB. On April 29, 1996, the NLRB General Counsel issued a Consolidated Amended Complaint and Notice of Hearing on certain of the union's charges. In April 1997, the Administrative Law Judge issued an unfavorable decision regarding the unlawful termination of two employees and a favorable decision in the alleged failure to recognize and bargain in good faith with the union.

  On October 3, 1997, the Company filed an appeal with the United States 9th Circuit Court of Appeals. On December 15, 1999, the United States 9th Circuit Court of Appeals reviewed the case and upheld the original unfavorable decision. The Company is currently working to comply with the original orders and although the financial impact for compliance has not been finalized, management believes it will not have a material adverse effect on the Company's financial condition.

ITEM 2. PROPERTIES.

  The property on which the Cemetery is located consists of approximately 1,418 acres, 408 of which have been developed and sold as cemetery property, 295 of which are developed unsold cemetery property and the remaining 715 of which have been permitted as cemetery property. Also located on the grounds of Rose Hills are eight chapels that seat over 800 people in the aggregate, seven mausoleums, 39 visitation rooms, a crematory and a 43,460 square foot administrative building. In addition to the above facilities the Company constructed Sky Rose Chapel, a 26,490 square foot chapel and mausoleum facility.

  In connection with the Acquisition Transaction, the Company was granted an option, exercisable for a period of three years after the Acquisition Closing Date, to purchase from the Association an additional 75 acres of permitted cemetery property located in Los Angeles County, for an aggregate price of $18.2 million. In November 1999, the Company exercised its option and simultaneously sold the property to an unrelated third party. The Company netted approximately $.3 million from the transaction and has the right to earn an additional $1.5 million if the buyer is able to secure entitlements by June 2001.

  The Mortuary's facilities consist of 6.2 acres of land, a two-story, 74,000 square foot mortuary and administrative building (inclusive of relevant properties above), an adjacent flower shop and storage facilities.

  The Satellite Properties, which were conveyed by Loewen to the Company in the Acquisition Transaction, consist of the funeral homes and combination properties located in the cities listed below:

Name                                                        Location
----                                                        --------
Custer Christiansen (five funeral homes).......  West Covina, Covina, Glendora,
                                                  La Puente (two locations)
White's Funeral Homes..........................  Bellflower
Neels-Brea Funeral Home........................  Brea
Diamond & Sons-Mettler Chapel..................  Garden Grove
Shannon-Donegan Chapel.........................  Orange
San Fernando Mortuary..........................  San Fernando
R.L. Malinow-Glasband-Weinstein Mortuaries(1)..  West Hollywood
Colton Funeral Chapel..........................  Colton
Grove Colonial Mortuary........................  San Bernardino
Richardson-Peterson Mortuary...................  Ontario
Harbor Lawn(2).................................  Costa Mesa
Melrose Abbey (including Angels Lawn
 Cemetery(3)...................................  Anaheim

--------
(1) 95% owned by the Company.
(2) Combination property located on 28 acres; includes a funeral home and a cemetery (with crematory).
(3) Combination property located on 20 acres; includes a funeral home and a cemetery.

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

ITEM 6. SELECTED FINANCIAL DATA.

  The following table sets forth certain selected consolidated financial data for the Company (and its predecessors, as the case may be) as of December 31, 1999 and for each of the five years in the five-year period ending December 31, 1999. The proforma combined information as of and for the year ended December 31, 1996 is a combination of the Company (for the period from November 19, 1996 to December 31, 1996) and its predecessor companies the Mortuary and Cemetery (for the period from January 1, 1996 to November 18,
1996). Comparative financial information as of and for the period ended November 18, 1996 and the year ended December 31, 1995 have been included on a historical basis for the predecessor Mortuary and Cemetery and are not comparable. Such combined financial data for the predecessor operations have been included solely to facilitate a discussion of the operations from period to period. Such presentation of the 1996 and 1995 data is proforma in that generally accepted accounting principles would not allow such combination due to the lack of common ownership of the predecessor operations. The operations of the Satellite Properties have been omitted from the presentation on the basis of immateriality.

  The selected financial data under the captions "Income Statement Data", "Other Financial Data" and "Balance Sheet Data" for the years ended December 31, 1999 and 1998 and the period from November 19, 1996 through December 31, 1996 were derived from the Company's financial statements.

  The selected financial data under the captions "Income Statement Data", "Other Financial Data" and "Balance Sheet Data" for the year ended December 31, 1995 and the period from January 1, 1996 through November 18, 1996 were derived from the financial statements of Roses, Inc., and of Rose Hills Memorial Park Association and Workman Mill Investment Company.

  The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's consolidated financial statements and notes thereto and other financial information included elsewhere in this report.

                                                                                                Proforma
                                                                Predecessor                 Predeccessor
                         For the Year For the Year For the Year   Company                   For the year
                            Ended        Ended        Ended     Pro forma    Company   Pro       ended
                         December 31, December 31, December 31,   1/01/96   11/19/96 forma   December 31,
                             1999         1998         1997      11/18/96   12/31/96  1996       1995
                         ------------ ------------ ------------ ----------- -------- ------  ------------
                                                          (in millions)
INCOME STATEMENT DATA
Total Revenue...........     88.4         83.6         70.7        42.9         7.1    50.0      47.4
Operating Income........     20.6         19.5         14.7         5.1         1.3     6.4       7.2
Net Income (Loss).......      3.7          1.0         (1.8)        1.1        (0.5)    0.6       3.4
OTHER FINANCIAL DATA
EBITDA(1)...............     34.6         28.9         23.4         6.2         2.4     8.6      11.0
Cash flows from:
  Operating Activities..      7.9          4.1          1.6         7.4         5.1    12.5       2.2
  Investing Activities..     (3.4)        (5.8)        (2.7)       (2.7)     (246.6) (249.3)     (4.5)
  Financing Activities..     (4.0)        (0.1)        (3.4)       (3.7)      249.4   245.7      (2.2)
BALANCE SHEET DATA
Total Assets............    317.8        321.9        312.6         N/A       317.8   317.8      77.1
Total Debt(2)...........     71.5         74.5         74.0         N/A        75.0    75.0      19.5

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

  The following table sets forth certain income statement data as a percentage of sales for the Company's operations.

                                                 Years ended December 31,
                                                ----------------------------
                                                  1999      1998      1997
                                                --------  --------  --------
   Sales and services Funeral sales and
    services ..................................     37.6%     38.2%     45.9%
    Cemetery sales and services ...............     62.4%     61.8%     54.1%
    Total sales and services ..................    100.0%    100.0%    100.0%
   Gross profit:
    Funeral sales and services.................     32.9%     35.4%     39.3%
    Cemetery sales and services ...............     37.6%     37.6%     32.7%
     Total gross profit .......................     35.8%     36.7%     35.7%
   General and administrative expenses ........      8.3%      8.9%      9.5%
   Amortization ...............................      4.2%      4.5%      5.3%
   Interest expense ...........................     17.8%     19.8%     23.2%

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

  Consolidated revenues increased 5.7% to $88.4 million for the year ended December 31, 1999 compared to $83.6 million for the year ended December 31, 1998. Consolidated gross profit totaled $31.7 million in 1999 compared to $30.7 million in 1998. As a percentage of revenue, consolidated gross profit percentage decreased to 35.8% in 1999 from 36.7% in 1998.

 Funeral Operations:

  Revenue from funeral operations increased 4.1% to $33.3 million in 1999 compared to $32.0 million in 1998. At-need funeral revenue totaled $30.1 million which was approximately equivalent to that earned during the prior year. The Company performed 8,547 funeral service calls in 1999 compared to 8,939 in 1998. The decrease is similar to what has been experienced throughout the death care industry as a result of the declining death rates in the United States. At-need funeral services average revenue per case increased 3.2% from the prior year primarily due to a traditional service price increase in late 1998. Pre-need funeral service revenue increased from $1.6 million in 1998 to $2.3 million in 1999 or 43.8%. The significant increase over prior year is due to a change in the insurance provider effective April 1999 and improved agent commission fees. In addition, the new supplier paid a one-time payment of $.5 million in February 1999.

  Income from operations for the funeral segment decreased from 35.4% to 32.9% as a percentage of sales due primarily to start-up costs relating to opening new storefront locations (at-need and pre-need sales offices) and additional depreciation from a major vehicle replacement and upgrade program started in late 1998.

 Cemetery Operations:

  Cemetery revenue increased 6.8% over last year to $55.1 million. Pre-need cemetery revenue (excluding the $1.1 million sale to IBPS) was $33.3 million compared to $31.5 million for 1998. The increase was driven largely by overall property price increases in early 1999 and an emphasis on selling "upscale properties". At-need cemetery revenue in 1999 was $13.9 and was comparable to prior year. Total interments for the year were slightly ahead of last year at 9,343. Pre-need merchandise and service sales volume decreased 11% due to a deliberate strategy to de-emphasize non-cash generating products.

  Income from operations as a percentage of sales remained constant between 1998 and 1999 at 37.6%. Higher commission and advertising expense were offset by product mix changes from lower margin merchandise to higher margin property sales. Total direct selling expense was 36.6% of sales in 1999 compared to 35.5% in 1998.

  Corporate general and administrative expense approximated prior year at $7.4 million. As a percentage of total revenue, corporate general and administrative expenses decreased from 8.9% for the year ended December 31, 1998 to 8.3% for the year ended December 31, 1999. Non-recurring items included in 1999 were $.2 million related to Y2k incremental expenses, $.3 million related to the settlement of environmental issues with the previous owners of Rose Hills cemetery and a net $.1 million loss from the sale of two vacant properties.

  EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $34.6 million for 1999 from $28.9 million for 1998. The increase in EBITDA of $5.7 million was primarily a result of the $2.5 million gain recognized on finalizing the Settlement Agreement with the previous owners of Rose Hills' cemetery which is a non-recurring item. In addition, the Company and IBPS finally completed all requirements to recognize the $1.1 million group sale originally negotiated in 1994. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

  Consolidated revenues increased 18.4% to $83.6 million for the year ended December 31, 1998 compared to $70.6 million for the year ended December 31, 1997.

 Funeral Operations:

  Revenue from funeral operations decreased 1.2% to $32.0 million in 1998 compared to $32.4 million in 1997. At-need funeral revenue increased by $.6 million or 2.0% from 1997. At-need funeral services average revenue per case increased 2.0% from the prior year. Total case count declined slightly to 8,939 in 1998 compared to 9,033 in 1997. Pre-need funeral service revenue decreased from $2.6 million in 1997 to $1.6 million in 1998 or 38.5%. The unfavorable variance is due to the change in pre-need insurance products in April 1998.

  Income from operations for the funeral segment decreased from 39.3% to 35.4% as a percentage of sales due primarily to the decline in pre-need insurance commission revenue and related additional administrative costs incurred as a result of the change in insurance products. The Company's strategy is to increase commission income levels to previous years results. Subsequent to year end the Company negotiated its insurance general agent agreements with its previous vendor.

 Cemetery Operations:

  Revenue from cemetery operations increased 35.0% over last year to $51.6 million. Almost half of the increase was due to an increase in pre-need property sales, which was largely due to an increase in average lot price attributed to the sale of upscale properties. The remaining variance is due primarily to an increase in pre-need merchandise and service sales volume.

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

  Corporate general and administrative expenses increased from $6.7 million to $7.4 million. The increase was due primarily to non-recurring legal and related settlement costs. As a percentage of total revenue, corporate general and administrative expenses have decreased from 9.5% for the year ended December 31, 1997 to 8.9% for the year ended December 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company presently believes that, based upon current levels of operations and anticipated growth and the availability of the Bank Revolving Facility (see description below), it can meet its working capital and short-term liquidity requirements for current operations, satisfy its contingent obligations and service its indebtedness through December 31, 2002. As of December 31, 1999, the Company had net working capital of $9.5 million and a current ratio of 1.67 compared to net working capital of $2.5 million and current ratio of 1.12 at December 31, 1998.

  Net cash provided by operating activities was $7.9 million for the year ended December 31, 1999, compared to $4.1 million for the same period in 1998. Cash provided by operating activities in 1999 was reduced by a one time payment of $3.9 million to the Association under the Settlement Agreement. The increase over 1998 is due principally to a reduction in the growth of pre-need receivables and service trust accounts from 1998 and 1997. In addition, the implementation of the deferred commission program and monthly customer statements at the beginning of the year resulted in higher down payments and early loan payoffs.

  The primary uses of cash were for working capital (receivables and trusts accounts) principal payments on outstanding long-term indebtedness and capital expenditures as permitted under the terms of bank agreements. The Company's capital expenditures in 1999 of approximately $3.7 million were used primarily to develop and improve the existing infrastructure and cemetery grounds, as well as the addition of rolling stock. In addition to principal payments on outstanding long-term debt and capital expenditures, cash was used to finance installment contracts receivable during the ramp up of pre-need sales.

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

  As a result of the Acquisition Transaction and the application of proceeds there from, the Company's total outstanding indebtedness was approximately $151.5 million as of December 31, 1999. The Company also had the entire $25.0 million of borrowing capacity under the Bank Revolving Facility available as of December 31, 1999. Management currently believes that, based upon current levels of operations and anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its indebtedness through December 31, 2002. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an event of default under the Bank Credit Facilities. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations. In addition, the Company currently expects that it will have to obtain new or additional financing to pay some or all of the principal amount due at maturity under the Bank Term Facility ($53 million by November 1, 2003) and under the Notes ($80 million on November 15, 2004). No assurance can be given that such financing will be available to the Company or, if available, that it may be obtained on terms and conditions that are satisfactory to the Company.

  The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes (the "Indenture"), including, but not limited to, covenants imposing limitations on the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates. As of December 31, 1999, the Company was in compliance with the terms of the Indenture and the Bank Credit Facilities.

  Although the Company has no material commitments for capital expenditures, the Company anticipates capital expenditures primarily of approximately $5.0 million for 2000, which includes $2.3 million in internal growth initiatives and $2.7 million for maintenance capital expenditures.

NEW ACCOUNTING PRONOUNCEMENTS

 SAB101

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("Bulletin"). The Bulletin provides the staff's views on the application of existing generally accepted accounting principles to revenue recognition in financial statements. The Bulletin states that industry practice would not override these views. The Company has followed industry practice in recognizing revenues and is in the process of determining whether any of the industry practice is outside of the guidelines contained in this Bulletin. If any changes are required, they would probably be reflected in the first interim financial statements of 2000.

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

CAUTIONARY STATEMENTS

  The Company cautions readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual consolidated results and could cause the Company's actual consolidated results in the future to differ materially from the goals and expectations expressed elsewhere herein.

    a) Maintaining current revenue levels and achieving future growth depends in part on sustaining the current level of pre-need cemetery sales and maintaining funeral market share. Several important factors, among others, affect the Company's ability to sustain and grow revenue:

    1. The volume and prices of properties, products and services sold.

      The inability of the Company to increase volume and prices could affect the Company's ability to increase revenue in the future. The ability to achieve volume and price increases at Rose Hills and other Company locations depends on several factors including local competition, death rates, changes in consumer buying patterns, economic conditions and the availability of qualified sales personnel.

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

    3. Changes in interest rates, which can increase or decrease the amount the Company pays on borrowings with variable rates of interest, although this risk is somewhat mitigated by a rate Collar Agreement. See Item 7(a).

    4. The impact on the Company's financial statements of nonrecurring accounting charges that may result from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures.

    5. Changes in government regulations, including tax rates and their effects on corporate structure.

    6. Changes in inflation and other general economic conditions, both domestically and internationally, affecting financial markets (e.g. marketable security values).

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

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

  The Company has entered into interest rate Collar Agreements, which effectively set maximum and minimum interest rates on the principal amount of Senior Debt, ranging from a floor of 5.5% (the Company would pay 5.5% even if rates fall below that level) to a maximum or cap of 6.5% for the period commencing January 2, 1997 through December 1, 2000. The Collar Agreement is based on three-month LIBOR. The Collar Agreement at December 31, 1999, as estimated by a dealer, was a favorable value of $85,000.

  The counter party to these contractual relationships is a major financial institution with which the Company has other financial relationships. The Company is exposed to credit losses in the event of nonperformance by the other parties to the interest rate Collar Agreements. However, the Company does not anticipate nonperformance by the other party, and no material loss would be expected from nonperformance of such counter party.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The Company's current executive officers and directors, and their ages as of March 24, 2000, are as follows:

Name                     Age                           Position
----                     ---                           --------
Gary P. Baker...........  52 Senior Vice President, Operations

Chinh E. Chu............  33 Director

Kimberley K. Cleaver....  35 Senior Vice President, Sales

David I. Foley..........  32 Director

John S. Lacey...........  56 Director

Howard A. Lipson........  36 Director

Dennis C. Poulsen ......  57 Chairman of the Board, Director

Bradley D. Stam.........  52 Director

Dillis R. Ward..........  63 President and Chief Executive Officer, Director

Michael G. Weedon.......  46 Director

Kenton C. Woods.........  45 Senior Vice President of Finance and Chief Financial Officer,
                              Secretary and Treasurer

  The business experience of each of the executive officers and directors is set forth below.

   Gary P. Baker is the Senior Vice President, Operations for Rose Hills Company. Mr. Baker has over 30 years of service to Rose Hills in all aspects of funeral service.

   Chinh E. Chu is a Managing Director of The Blackstone Group L.P., which he joined in 1990. Prior to joining Blackstone, Mr. Chu was a senior member of the Mergers and Acquisitions Group of Salomon Brothers Inc. from 1988 to 1990. He currently serves on the Board of Directors of Prime Succession, Inc.

   Kimberley K. Cleaver joined the Company as Executive Vice President, Sales in November of 1997. Prior to that, Ms. Cleaver served in senior management positions with Stewart Enterprises, Inc. in Texas.

   David I. Foley is a Principal at The Blackstone Group L.P., which he joined in 1995. Prior to joining Blackstone, Mr. Foley was a member of AEA Investors, Inc. and The Monitor Company.

   Howard A. Lipson is Senior Managing Director of The Blackstone Group L.P., which he joined in 1988. Prior to joining Blackstone, Mr. Lipson was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc. He currently serves on the Board of Directors of UCAR International Inc., Volume Services, Inc., AMF Group, Inc., Ritvik Holdings, Inc., and Prime Succession, Inc.

   John S. Lacey became Director effective March 10, 2000. Mr. Lacey is also Chairman of the Board and Director of Loewen since December 1998.

   Bradley D. Stam became Director effective March 10, 2000. Mr. Stam is Senior Vice-President, Legal and Asset Management for Loewen since March 1998. Prior to joining Loewen, Mr. Stam had been a management member of Western Star Trucks Holdings Ltd. from June 1995 to September 1997. Prior to that time, he was a partner with a Seattle law firm.

   Dennis C. Poulsen became the Chairman of the Company November 19, 1996. Mr. Poulsen joined Rose Hills in 1981 and became President in 1984. Prior to joining the Company, Mr. Poulsen was employed by INA

Corporation and Transamerica Corporation, and is past director of the American Cemetery Association. Mr. Poulsen is a member of the American, California and Los Angeles Bar Associations. His community activities include serving as a Director and Chairman of the Los Angeles Chamber of Commerce in 1997.

   Paul Wagler resigned as director effective August 10, 1999.

   Dillis R. Ward became the President of the Company effective October 1, 1997. On August 11, 1998 he became Chief Executive Officer. Prior to this, Mr. Ward was a Regional President, West Region of Loewen effective August 1, 1996.

   Michael Weedon is Senior Vice President, Trust and Insurance for Loewen since February 2000. He has been in various senior management capacities with Loewen since November 1997. From 1996 to 1997, Mr. Weedon was a private business consultant and investor. Prior to that time, Mr. Weedon served as Chief Operating Officer of Viridian Inc. in Fort Saskatchewan, Alberta.

   Kenton C. Woods became Senior Vice President and Chief Financial Officer in May 1997. Prior to that, Mr. Woods served in senior financial positions at Baskin-Robbins including Vice President-Finance and Chief Financial Officer. Mr. Woods also spent 10 years with KPMG LLP.

   Under the Shareholders' Agreement described in Item #13 below, Blackstone and Loewen have the right to designate five and three nominees, respectively, to the Board of Directors of RH Holdings. Blackstone designated Messrs. Chu, Foley, Lipson Poulsen and Ward and Loewen designated Messrs. Lacey, Weedon and Stam. Each of Blackstone's and Loewen's nominees to the RH Holdings Board is also a member of the Company's Board of Directors.

   Directors of the Company will receive no compensation for their service as Directors or for service on committees of the Board except for the reimbursement of expenses.

ITEM 11. EXECUTIVE COMPENSATION.

   Summary Compensation Table

   The following table sets forth for the fiscal year ended December 31, 1999 the compensation paid by the Company to its Chief Executive Officer and each of the other most highly compensated executive officers of the Company (c):

                                                                   All Other
         Name and Principal Position         Year Salary   Bonus  Compensation
         ---------------------------         ---- ------- ------- ------------
   Dillis E. R. Ward.......................  1999 250,000 100,000      --
    President & Chief Executive Officer,     1998 257,692 106,250      --
                                             1997  15,348

   Kenton C. Woods.........................  1999 160,847  64,172      --
    Senior Vice President & Chief Financial  1998 161,088  65,952
    Officer                                  1997  89,108  24,052      --

   Gary P. Baker...........................  1999 132,679  26,250      --
    Senior Vice President--Operations        1998 122,635  26,563      --
                                             1997 100,000  15,000      --

   Kimberley K. Cleaver....................  1999 523,616     --       --
    Senior Vice President--Sales             1998 439,479     --       --
                                             1997  60,390     --       --

Employment Agreements

  The Company has entered into employment agreements with Mr. Ward, Mr. Woods and Mr. Baker. Mr. Ward's agreement calls for an annual salary of $250,000, with annual increases at the discretion of the Board, plus an annual cash bonus based on Company performance. Mr. Woods' agreement provides for an annual salary of $160,000 with annual increases at the discretion of the Board plus an annual cash bonus based on Company performance. Mr. Baker's agreement provides for an annual salary of $131,000 with annual increases at the discretion of the Board plus an annual cash bonus based on Company performance. Mr. Ward, Mr. Woods and Mr. Baker's employment agreements also provide that if either is terminated without "cause" (as defined in the agreement) the executive will receive a multiple of his annual salary (Mr. Ward two years and Mr. Woods and Mr. Baker each one year) plus a portion of the annual bonus depending upon what time the termination became effective during the year. Mr. Ward's agreement provides he will be entitled to a long-term incentive bonus at any time that Loewen purchases all of the shares of common stock of Rose Hills Holdings Corp. owned by Blackstone, provided that certain EBITDA targets are achieved. Such bonus will equal $500,000 if such purchase occurs prior to 2002 and will be increased by $100,000 each year thereafter up to a maximum of $900,000.

  Effective April 1, 1999, the Company entered into an employment agreement with Ms. Cleaver which provides for an annual salary based on a percentage of certain at-need and pre-need cemetery and insurance sales. In addition, Ms. Cleaver's agreement calls for certain adjustments to her annual commissions based on meeting annual Board approved expense ratios.

  Effective January 1, 1999, the Board extended Mr. Poulsen's term as Chairman. His appointment is automatically renewed annually until such time the Board agrees to elect a new Chairman. Concurrent with his extension, the Company extended his consulting agreement which calls for the payment of up to $100,000 during 1999, including certain expenses. In addition, Mr. Poulsen is a participant in the Company's Supplemental Employee Retirement Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The Company is a direct, wholly-owned subsidiary of RH Holdings. The following table sets forth certain information as of March 24, 2000 regarding the beneficial ownership of the common stock of RH Holdings:

                                                                      Percentage
                                                              Number   of Owner
                                                                of      Common
   Name and Address of Beneficial Owner                       Shares    Stock
   ------------------------------------                       ------- ----------
   Blackstone entities(1)(6)................................. 795.455   79.55%
   Loewen Group International, Inc.(2)....................... 204.545   20.45%
   Chinh E. Chu(3)...........................................     --      --
   David I. Foley(3).........................................     --      --
   Howard A. Lipson(3).......................................     --      --
   John Lacey (4) Bradley Stam (4)...........................     --      --
   Michael Weedon (4) .......................................     --      --
   Dennis C. Poulsen(5) .....................................     --      --
   Dillis R. Ward(5) ........................................     --      --
   All directors and executive officers as a group(6)........     --      --

--------
(1) The 795.455 shares are held collectively by Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Rose Hills Offshore Capital Partners L.P., and Blackstone Family Investment Partnership II L.P. The address for the Blackstone entities is c/o Blackstone Group L.P., 345 Park Avenue, New York, N.Y. 10154.
(2) The address for LGII is 311 Elm Street, Suite 1000, 1st Floor, Cincinnati, OH 45202. LGII is a directly and indirectly wholly-owned subsidiary of LWN.

(3) Messrs. Chu, Foley and Lipson are affiliated with Blackstone in the capacities described under Item 10 above. Each such person's business address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, N.Y. 10154.
(4) Messrs. Lacey, Stam and Weedon are affiliated with Loewen in the capacity described under Item 10 above. Each such person's business address is c/o The Loewen Group Inc., 4126 Norland Avenue, Burnaby, B.C. V5G 3S8.
(5) Mr. Poulsen's and Mr. Ward's business address is c/o Rose Hills Company, 3888 South Workman Mill Road, Whittier, CA 90601.
(6) Certain officers of the Issuer hold a limited partnership interest in RHI Management Direct L.P. ("RHIMD"), which is the holder of 10.2273 shares (approximately 1.02%) of RH Holdings common stock; however, such officers do not have voting or dispositive power with respect to such shares. A Blackstone entity, PSI P&S Corp, is the general partner of RHIMD.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The summaries of the Shareholders' Agreement, the Put/Call Arrangement and the Administrative Services Agreement set forth below do not purport to be complete and are qualified in their entirety by reference to all the provisions of the Stock Purchase Agreement, the Stockholders' Agreement, the Put/Call Agreement and the Administrative Services Agreement, respectively. Copies of the Stock Purchase Agreement, the Stockholders' Agreement, the Put/Call Agreement and the Administrative Services Agreement are incorporated by references as exhibits to this Annual Report on Form 10-K.

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

  Under the terms of the Shareholders' Agreement, Blackstone and LGII have the right to designate five and three nominees as directors, respectively, to the Board of Directors of RH Holdings (the Board'). Each of Blackstone and LGII further agreed (i) to vote all of its shares of RH Holdings Common Stock to ratify and adopt any and all actions adopted or approved by the Board and (ii) subject to certain exceptions related to the election and removal of directors, not to vote any of its shares of RH Holdings Common Stock in favor of any resolution, give any consent with respect to any matter or take any other action as a stockholder of RH Holdings unless such resolution, matter or other action first shall have been adopted or approved by the Board and recommended by it for adoption, approval or consent by the shareholders. In addition, the By-Laws of RH Holdings provide that certain actions by or with respect to RH Holdings will require the unanimous consent of the Board. See Certain Matters Subject to Supermajority Vote'.

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

  On June 1, 1999 the LWN and LGI and LN Sub filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code. Loewen indicated in its 1999 annual report on Form 10-K that it had written down its investment in the Rose Hills Holdings Corp. and it is was unlikely that the call would be exercised. As of March 25, 2000, LWN has not submitted a plan of reorganization to the U.S. Bankruptcy Court indicating its plan with respect to the various shareholder agreements. Accordingly, at this time there can be no assurance that either the Call Option or the Put Option will be exercised.

  The exercise of either the Call Option or the Put Option will not give rise to a Change of Control under the Indenture.

Certain Matters Subject to Supermajority Vote

  The By-Laws of RH Holdings provide that the following matters require the unanimous approval of the Board of Directors: (1) amendments to the Certificate of Incorporation or By-Laws of RH Holdings; (2) transactions involving the merger, consolidation or sale of substantially all of the assets of RH Holdings; (3) the declaration or payment of any cash dividend or other distribution to the shareholders of RH Holdings (other than payments pursuant to the Administrative Services Agreement or payment of the monitoring fee to Blackstone described below under Payment of Certain Fees and Expenses;' and
(4) issuances of additional shares of capital stock, except for issuances to third parties and issuances of additional shares of capital stock to the extent they are required to be issued to cure or prevent an event of default or failure of any financial covenants under the Bank Credit Agreement.

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

  As compensation for services provided under the Administrative Services Agreement, the Administrative Services Provider is entitled to receive from the Company, a fee (the "Administrative Services Fee") payable monthly in arrears and in an aggregate annual amount equal to $334,000 for the first year following the Acquisition Closing Date and $250,000 for the second year following the Acquisition Closing Date, to be increased by 2.5% for each year thereafter until the termination of the Administration Services Agreement. The Company is also generally required (in certain cases subject to approval in advance by Blackstone) to reimburse the Administrative Services Provider for all out-of-pocket costs and expenses incurred by it from third parties in connection with performing the administrative services described in the Administrative Services Agreement.

  In July 1999, the Company began proceedings to terminate the Administrative Services Agreement due to a disagreement between Loewen and the Company with respect to the value of services rendered under the Agreement. On February 4, 2000, the Company filed a motion in U.S Bankruptcy Court for an Order Setting a deadline for Loewen to assume or reject the Administrative Services Agreement. On March 4, 2000, the parties agreed at a hearing to resolve the motion through a stipulation and order. As a result of the order, effective March 1, 2000, the Company is no longer obligated to pay Loewen for Administrative Services under the Agreement until such time Loewen exercises and is granted its right to assume the agreement or the Company requests services.

  Management believes that the Company has sufficient resources and expertise to internally meet its needs for the type of services contemplated under the Administrative Service Agreement and it is unlikely it will request services from Loewen. However, if Loewen should exercise its right to assume the Agreement, the Company could be required to pay the annual service fee whether or not any actual benefit is derived.

  The Administrative Services Agreement is subject to termination automatically upon closing following the exercise of the Call Option or the Put Option and at the option of the Company under certain other circumstances, including the failure of Loewen to fully exercise the options set forth in the fourth paragraph under "Shareholders Agreement" above.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as a part of this report:

 1. Financial Statements
    Index to Financial Statements

                                                                             Page
                                                                             ----
ROSE HILLS COMPANY CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report...............................................   27
Consolidated Balance Sheets as of December 31, 1999 and 1998...............   28
Consolidated Statements of Operations for the Years ended December 31,
 1999, 1998 and 1997.......................................................   29
Consolidated Statements of Cash Flows for the Years ended December 31,
 1999, 1998 and 1997.......................................................   30
Consolidated Statements of Stockholder's Equity for the Years ended
 December 31, 1999, 1998 and 1997..........................................   31
Notes to Consolidated Financial Statements.................................   32

2. Financial Statement Schedule
   Schedule II--Valuation and Qualifying Accounts..........................   52

  (b) Exhibits

   Exhibit
   Number  Description
   ------- -----------

    2.1* --Asset Purchase Agreement, dated as of September 19, 1996, by and between Rose Hills Memorial Park Association and Tudor Acquisition
           Corp. (now known as the Rose Hills Company).

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

   Exhibit
   Number    Description
   -------   -----------
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

   10.11**   --Employment Agreement, dated July 10, 1998 by and between Rose
               Hills Company and Dillis R. Ward.

   10.12***  --Employment Agreement, dated December 1, 1998 by and between Rose
               Hills Company and Kenton C. Woods.

   10.13***  --Employment Agreement, dated December 1, 1998 by and between Rose
               Hills Company and Gary P. Baker.

   10.14**** --Employment Agreement, dated March 23, 1999 by and between Rose
               Hills Company and Kimberly Cleaver.

   10.16*    --Non-Competition Agreement dated as of November 19, 1996 between
               RH Mortuary Corporation and Kendall E. Nungesser.

   10.17*    --Non-Competition Agreement dated as of November 19, 1996 between
               RH Mortuary Corporation and Dennis C. Poulsen.

   10.18**   --Non-Competition Agreement dated as of November 19, 1996 between
               RH Mortuary Corporation and Sandy V. Durko.

   10.19**** --Rose Hills Company 401(k) Savings Plan as Amended. Effective
               December 1, 1999.

   12****    --Statement Re-Computation of Earnings to Fixed Charges Ratio.

   21***     --Subsidiaries of Rose Hills Company (formerly known as Rose Hills
               Acquisition Corp.).

   23.2***   --Consent of KPMG LLP

   27****    --Financial Data Schedule

(c) Reports on Form 8K

  None
--------
   * Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 (Registration No. 333--21411).

  ** Incorporated by reference from Rose Hills' Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 5, 1998.

 *** Incorporated by reference from Rose Hills' Report on Form 10-K for the year ended December 31, 1998, filed on March 24, 1999.

**** Filed Herewith.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rose Hills Company and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Los Angeles, California
February 17, 2000

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998
                      (In thousands, except share amounts)

                                                               1999     1998
                                                             -------- --------
                           ASSETS
Current assets:
 Cash and cash equivalents.................................. $  2,150 $  1,645
 Accounts receivable, net of allowances.....................   11,805   11,601
 Inventories................................................      991      979
 Prepaid expenses and other current assets..................    5,277    4,701
 Deferred tax asset.........................................    3,508    4,085
                                                             -------- --------
    Total current assets....................................   23,731   23,011
Long-term receivables, net of allowances....................   18,729   15,709
Cemetery property, at cost..................................   77,003   75,318
Property and equipment, net.................................   59,292   65,978
Goodwill....................................................  121,629  124,877
Deferred finance charges....................................    7,407    9,036
Trust assets................................................    7,329    5,085
Other assets................................................    2,692    2,919
                                                             -------- --------
    Total assets............................................ $317,812 $321,933
                                                             ======== ========

            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Short-term borrowings...................................... $    --  $  2,000
 Accounts payable and accrued liabilities...................   10,377   16,355
 Current portion of long-term debt..........................    3,832    2,133
                                                             -------- --------
    Total current liabilities...............................   14,209   20,488
Retirement plan liabilities.................................    6,990    7,147
Deferred tax liability......................................    8,271    6,455
Subordinated notes payable..................................   80,000   80,000
Bank senior-term loan.......................................   68,513   71,507
Other long-term debt........................................    1,913    2,070
Other liabilities...........................................    5,927    5,974
                                                             -------- --------
    Total liabilities....................................... $185,823 $193,641
                                                             -------- --------
Commitments and contingencies

Stockholder's equity:
 Common stock, par value of $.01. Authorized and outstanding
  1,000 shares..............................................      --       --
 Additional paid-in capital.................................  129,554  129,554
 Accumulated earnings (deficit).............................    2,435   (1,262)
                                                             -------- --------
    Total stockholder's equity..............................  131,989  128,292
                                                             -------- --------
    Total liabilities and stockholder's equity.............. $317,812 $321,933
                                                             ======== ========

          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                                   1999      1998      1997
                                                 --------  --------  --------
Sales and services:
 Funeral sales and services..................... $ 33,277  $ 31,959  $ 32,392
 Cemetery sales and services....................   55,126    51,618    38,253
                                                 --------  --------  --------
    Total sales and services....................   88,403    83,577    70,645
                                                 --------  --------  --------
Cost of sales and services:
 Funeral sales and services.....................   22,339    20,660    19,661
 Cemetery sales and services....................   34,395    32,207    25,744
                                                 --------  --------  --------
    Total cost of sales and services............   56,734    52,867    45,405
                                                 --------  --------  --------
    Gross profit................................ $ 31,669  $ 30,710  $ 25,240
General and administrative expenses.............    7,352     7,420     6,726
Amortization of purchase price in excess of net
 assets acquired and other intangibles..........    3,707     3,752     3,776
                                                 --------  --------  --------
    Income from operations......................   20,610    19,538    14,738
Income from settlement agreement................    2,500       --        --
Interest expense, net...........................  (15,769)  (16,519)  (16,411)
                                                 --------  --------  --------
    Income (loss) before taxes..................    7,341     3,019    (1,673)
Income tax expense..............................    3,644     1,985        95
                                                 --------  --------  --------
    Net income (loss)........................... $  3,697  $  1,034  $ (1,768)
                                                 ========  ========  ========


          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                                      1999     1998     1997
                                                     -------  -------  -------
Cash flows from operating activities:
 Net income (loss).................................. $ 3,697  $ 1,034  $(1,768)
                                                     -------  -------  -------
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization.....................   9,432    8,603    7,712
  Amortization of cemetery property.................   3,828    2,615    2,451
  Provision for bad debts and sales cancellation....   5,106    3,011    1,959
  Provision for deferred taxes......................   2,433    1,906       81
  Loss on disposal of property, plant and
   equipment........................................     260        9      --
  Changes in assets and liabilities, net of effects
   of Acquisition Transaction:
   Increase in accounts receivable..................  (8,330) (14,254)  (4,537)
   Increase in inventories..........................     (12)     (99)      (6)
   Increase in prepaid expenses and other current
    assets..........................................    (354)  (1,902)    (133)
   Decrease (increase) in accounts payable and
    accrued liabilities.............................  (5,891)   4,401   (3,676)
   Decrease in retirement plan liabilities..........    (157)    (242)    (227)
   Increase in other assets and liabilities.........  (2,106)  (1,012)    (251)
                                                     -------  -------  -------
     Total adjustments..............................   4,209    3,036    3,373
                                                     -------  -------  -------
     Net cash provided by operating activities......   7,906    4,070    1,605
                                                     -------  -------  -------
Cash flows from investing activities:
 Capital expenditures...............................  (3,691)  (5,080)  (2,138)
 Cash paid for acquisitions, net of cash received...     --      (776)     --
 Proceeds from disposal of property.................     250       39      --
 Additions to goodwill..............................     --       --      (522)
                                                     -------  -------  -------
     Net cash used in investing activities..........  (3,441)  (5,817)  (2,660)
                                                     -------  -------  -------
Cash flows from financing activities:
 Proceeds from (repayments of) borrowings under Bank
  Credit Agreement..................................  (2,000)     507   (1,500)
 Decrease in other long-term debt...................  (1,452)     (51)    (597)
 Addition to deferred finance charges...............     --       --      (934)
 Principal payments of capital lease obligations....    (508)    (526)    (352)
                                                     -------  -------  -------
     Net cash used in financing activities..........  (3,960)     (70)  (3,383)
                                                     -------  -------  -------
     Net increase (decrease) in cash and cash
      equivalents...................................     505   (1,817)  (4,438)
Cash and cash equivalents at beginning of period....   1,645    3,462    7,900
                                                     -------  -------  -------
Cash and cash equivalents at end of period.......... $ 2,150  $ 1,645  $ 3,462
                                                     =======  =======  =======
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest.......................................... $14,193  $14,730  $15,217
  Income taxes......................................     --       859    1,219
                                                     -------  -------  -------
Acquisition of businesses:
 Cash paid for acquisitions.........................     --       776      --
                                                     -------  -------  -------
     Cash paid for acquisitions, net of cash
      received......................................     --   $   776      --
                                                     =======  =======  =======

          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                  Years ended December 31, 1999, 1998 and 1997
                    (In thousands except for share amounts)

                                           Additional                 Total
                                 Shares     paid-in   Accumulated Stockholder's
                               outstanding  capital     deficit      Equity
                               ----------- ---------- ----------- -------------
Balance, December 31, 1997....    1,000     $129,554    $(2,296)    $127,258
Net loss......................      --           --       1,034        1,034
                                  -----     --------    -------     --------
Balance, December 31, 1998....    1,000     $129,554    $(1,262)    $128,292
Net income....................      --           --       3,697        3,697
                                  -----     --------    -------     --------
Balance, December 31, 1999....    1,000     $129,554    $ 2,435     $131,989
                                  =====     ========    =======     ========



          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Basis of Presentation

  The December 31, 1999 consolidated financial statements of Rose Hills Company and subsidiaries (collectively the Company) (a wholly owned subsidiary of Rose Hills Holding Corp.) (RH Holdings) include the accounts of RH Mortuary Corporation (the Mortuary), RH Satellite Properties Corporation (the Satellite Properties) and RH Cemetery Corporation (the Cemetery). The Company is the successor to the operations of Roses, the Association and the Satellite Properties, as described below under Acquisition Transaction. The Company had no prior operations. RH Holdings was formed by Blackstone Capital Partners II Merchant Banking Fund L.P. and affiliates (Blackstone), RHI Management Direct L.P. (RHIMD) and the Loewen Group Inc. and affiliates (Loewen) (collectively the Buyers), in order to purchase certain mortuary and cemetery operations (the Acquisition Transaction) as discussed below.

  The Company operates 14 funeral homes, 3 funeral home and cemetery combination properties and 1 cemetery property in the Southern California area. Services offered at the locations include cemetery interment and professional mortuary services, both of which include pre-need and at-need sales. In addition, the Company sells caskets, memorials, vaults, flowers and pre-need funeral insurance from which commissions are earned.

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

  Additionally, effective November 19, 1996, to finalize the capitalization and structure of the Company, Loewen contributed to RH Holdings 14 funeral homes and 2 combination funeral home and cemetery properties located in the Southern California area (the Satellite Properties) which were valued at the date of the Acquisition Transaction at $23 million. RH Holdings in turn contributed these properties to the Company effective November 19, 1996. Finally, the Company entered into the Bank Credit Agreement (see note 12) and the sale of the senior subordinated notes was consummated (see note 12).

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

  In connection with the Acquisition Transaction described above, the Company entered into a "Settlement Agreement" dated November 19, 1996 with the Association to resolve amounts due/owed under an operation and management agreement between the predecessor company and the Association as of November 18, 1996. On March 31, 1999, the Company and the Association finally determined the amount due from the Company to the Association under the Settlement Agreement. Under the final settlement, the Company paid to the

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Association's successor the sum of $3.9 million, including interest of $0.8 million. The Company had accrued $6.4 million, including interest, for the settlement, which resulted in a gain to the Company of $2.5 million in 1999.

  The assets acquired by the Company have been recorded at cost and, in the case of the Satellite Properties, at fair value at the date of contribution.

Reclassification

  Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

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

 (c) Cemetery Operations

  Pre-need sales of cemetery interment rights and other related products and services are recognized as revenue when the customer contracts are signed with concurrent recognition of related costs. Allowances for anticipated customer cancellations and refunds are provided at the date of sale based on management's estimate of expected cancellations using historical trends. Actual cancellation rates in the future may result in a change in estimate. A portion of the proceeds from the sale of interment rights is required by state law to be paid into the Endowment Care Fund to provide for the perpetual care of the associated properties. Cemetery revenue is recorded net of these amounts. Earnings of the Endowment Care Fund are used to defray the maintenance costs of cemeteries. Additionally, pursuant to state law, the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trust funds. It is the Company's policy to voluntarily trust 100% of pre-need service revenue when contracts are paid in full. Also, the Company has an agreement with a vendor to purchase pre-need merchandise when the sales contracts are paid in full. Funds voluntarily trusted for pre-need cemetery services are included in the consolidated financial statements.

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

 (e) Receivables

  Receivables due from customers for cemetery property, merchandise and services sold in advance of need are generally collected over one to seven years and bear interest at the rate of 11.75% per annum. An allowance for sales cancellations has been established to recognize that cemetery property sold in advance of need, for which a minimum down payment is received, may be subsequently cancelled. Accordingly, as of December 31, 1999 and December 31, 1998, allowance for sales cancellations totaled $2,981,000 and $2,246,000, respectively. A provision of $4,685,000, $2,071,000, and $1,747,000 was charged to cemetery sales to provide for estimated future cancellations for the years ended December 31, 1999, 1998 and 1997, respectively.

  In addition, receivables due from customers for cemetery and mortuary goods and services provided at the time of need are generally collected over a period of one to five years bearing interest at the rate of 12% per annum. An allowance for doubtful accounts has been established to recognize that a portion of these types of receivables may not ultimately be collectible. As of December 31, 1999 and 1998, the allowance for doubtful accounts totaled $398,000 and $314,000, respectively.

  Finance income earned on long-term receivables is recognized on a current basis. Total finance income earned was $2,410,000, $2,300,000 and $1,400,000 for 1999, 1998 and 1997.

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

     Building and improvements.......... 10 to 40 years
     Automobiles........................ 4 to 6 years
     Furniture, fixtures and equipment.. 10 years
     Computer hardware and software..... 3 to 6 years
     Leasehold improvements............. Life of the asset or term of the lease, whichever is shorter

  Expenditures for maintenance and repairs are charged to operations as incurred and expenditures for replacements and betterment are capitalized.

 (i) Goodwill

  The excess of purchase price over the fair value of identifiable net assets acquired (goodwill) is being amortized by use of the straight-line method over a 40-year period. As of December 31, 1999 and 1998, accumulated amortization was $10,304,000 and $7,007,000, respectively. During 1997, certain amounts were added to goodwill for preacquisition contingencies identified during the one-year period following the acquisition date.

 (j) Covenants Not to Compete

  Covenants not to compete on the consolidated balance sheets represent amounts prepaid or the present value of future payments under noncompetition agreements with certain key management personnel of acquired operations.

  Amortization of such covenants not to compete is provided by use of the straight-line method over the terms of the relevant agreements, typically ten years. As of December 31, 1999 and 1998, accumulated amortization of covenants not to compete was $1,320,000 and $892,000, respectively.

 (k) Deferred Financing Cost

  Deferred financing costs relating to the bank senior-term loan and the senior subordinated notes are being amortized over the life of the loan and the notes based on the effective interest method. As of December 31, 1999 and 1998, accumulated amortization of these costs was $5,092,000 and $3,462,000, respectively.

 (l) Derivative Instruments

  The Company enters into derivative transactions with financial institutions only as hedges of other financial transactions and not for speculative purposes. The Company's policies do not allow leveraged transactions and are designed to minimize credit and concentration risk with counter parties.

 (m) Income Taxes

  The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Under the asset and liability method, deferred tax

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

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

(3) Acquisitions

  At December 22, 1998, the Company acquired certain assets and liabilities of the Home of Peace Memorial Park. Home of Peace is a Los Angeles, California cemetery established in 1855, which consists of approximately 32 acres, some of which is still available for future development. Cash paid for the transaction amounted to

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

approximately $776,000, which represents the difference between $1,100,000 in assets and $324,000 in liabilities. As the amount paid was equal to the estimated fair market asset value less liabilities, goodwill was not recorded.

  The results of operations of Home of Peace for the period December 22, 1998 through December 31, 1998 were not material to the financial statements of Rose Hills Company and therefore, were not included with the results of operations for the Company for the year ended December 31, 1998.

(4) Prepaid Expenses and other current assets

  Prepaid expenses and other current assets consist of the following at December 31, 1999 and 1998 (in thousands):

                                                                   1999   1998
                                                                  ------ ------
   Due from insurance companies.................................. $1,239 $1,351
   Due from Funeral Service Trust................................     35    393
   Due from Endowment Care Fund..................................    825  1,050
   Taxes Receivable..............................................    --   1,082
   Prepaid insurance.............................................    278    271
   Other.........................................................  2,900    554
                                                                  ------ ------
     Prepaid expenses and other current assets................... $5,277 $4,701
                                                                  ====== ======

(5) Property, Plant and Equipment

  Property, plant and equipment consist of the following at December 31, 1999 and 1998 (in thousands):

                                                                 1999    1998
                                                                ------- -------
   Land........................................................ $ 8,261 $ 9,036
   Buildings and improvements..................................  41,395  41,064
   Furniture, fixtures and equipment...........................   7,155   6,540
   Vehicles....................................................   2,107   1,578
   Computers and computer software.............................   5,718   5,023
   Construction in progress....................................   4,064   8,224
                                                                ------- -------
     Total property, plant and equipment.......................  68,700  71,465
   Less accumulated depreciation...............................   9,408   5,487
                                                                ------- -------
     Property, plant and equipment, net........................ $59,292 $65,978
                                                                ======= =======

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(6) Accounts Payable and Accrued Liabilities

  Accounts payable and accrued liabilities consist of the following at December 31, 1999 and 1998 (in thousands):

                                                                 1999    1998
                                                                ------- -------
   Trade payables.............................................. $   189 $   819
   Interest....................................................   1,248   1,371
   Property and other taxes....................................   2,191   1,469
   Payroll and related costs...................................   1,760   1,442
   Other payables..............................................     990   7,578
   Other accrued expenses......................................   3,999   3,676
                                                                ------- -------
                                                                $10,377 $16,355
                                                                ======= =======

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

  The Company has entered into interest rate Collar Agreements, which effectively set maximum and minimum interest rates on the principal amount of Senior Debt (note 12), ranging from a floor of 5.5% (the Company would pay 5.5% even if rates fall below that level) to a maximum or cap of 6.5% for the period commencing January 2, 1997 through December 1, 2000. The Collar Agreement is based on three-month LIBOR. The fair value of the Collar Agreement at December 31, 1999 and 1998 as estimated by a dealer, was a favorable $85,000 and an unfavorable $808,000, respectively.

  The counterparty to these contractual relationships is a major financial institution with which the Company has other financial relationships. The Company is exposed to credit losses in the event of nonperformance by the other parties to the interest rate Collar Agreements. However, the Company does not anticipate nonperformance by the other party, and no material loss would be expected from nonperformance of such counterpart.

(8) Cemetery Funds

 (a) Endowment Care Fund

  The Company, pursuant to state law, has placed the cemeteries under endowment care. Therefore, when cemetery property is sold, an endowment care charge is made for which a minimum amount is statutory. Charges are payable to the Endowment Care Fund (the Fund), a separate 501(c)(13) organization, when the total sales contract amount has been collected. Since a substantial portion of pre-need cemetery property sales is made on an installment basis, many of the charges are not due currently. Generally, the installment receivables, including late charges, are collectible within one to seven years. As of December 31, 1999 and 1998, amounts owed to the Fund, but not yet due or collected from customers, amounted to $1,977,000 and $1,809,000, respectively. The Fund's assets are invested under the direction of the Board of Trustees of the Fund. The principal of the fund generally cannot be withdrawn by the Company and therefore is not included on the consolidated balance sheet.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The change in net assets of the Fund, net of amounts required to be withheld under state law, is paid by the Fund to the Company and is used for the care, maintenance and embellishment of the cemetery. As allowable by state law, a portion of the undistributed capital gains of the Fund has been reserved and is available to the Company at the discretion of the Trustees for future maintenance, repair or restoration of property or embellishment. The amounts earned by the Fund and transferred to the Company are reported in the consolidated statements of operations and amounted to $3,605,000 and $3,767,000 for the years then ended, respectively.

  Total assets of the Fund are $58,304,000 and $61,458,000 at December 31, 1999 and 1998, respectively, and consist primarily of cash and investments carried at fair market value. Total liabilities of the Fund are $1,023,000 and $1,570,000 at December 31, 1999 and 1998, respectively, and consist of amounts payable to the Company. Total net assets of $57,281,000 and $59,915,000 at December 31, 1999 and 1998, respectively, resulted primarily from Fund deposits received or receivable from customers, capital gains (net of transfers to reserves) and holding losses experienced by the Fund.

 (b) Special Care Fund

  In 1998, the Company established a Special Care Fund (SCF) pursuant to state law for the investment of proceeds from the sale of pre-need cemetery services. The Company's policy is to voluntarily set aside in trust, 100% of the pre-need service revenue when the contracts are paid in full. American Funeral and Cemetery Trust Services is the trustee of the Special Care Fund.

  Total assets of the SCF Fund are $5,099,000 and $2,529,000 at December 31, 1999 and 1998, respectively, and consist primarily of cash and investments carried at fair market value. Total liabilities of the SCF are $42,000 and $27,000 at December 31, 1999 and 1998, respectively, and consist of amounts payable to the Company. Total net assets of $5,057,000 and $2,502,000 at December 31, 1999 and 1998, respectively, resulted primarily from SCF deposits received or receivable from customers, capital gains (net of transfers to reserves) holding losses experienced by the SCF.

(9) Pre-need Funeral Service Debentures

  From 1960 to 1975, the Association (the predecessor cemetery) sold pre-need funeral service debentures at face amounts under subscription agreements, which provided for the collection of the amount on an installment basis. Debentures were issued in denominations of $125 each when installments of the amount were collected. As of December 31, 1999 and 1998, the debentures subscribed pursuant to the subscription agreements amounted to less than $10,000. The Company may redeem the debentures at any time prior to maturity at the face amount or the holders thereof may at any time apply the debentures to the purchase price of funeral services and arrangements furnished by the Company.

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

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Under the indenture and supplemental indentures, as amended, the Company is required to make payments to a trustee of the fund to be used for the retirement of the debentures at maturity or upon their application to the purchase price of funeral services. Initial funding payments in amounts equal to 25% of the face amount of debentures being issued were required at the time of issuance. The issued and outstanding debentures at December 31, 1999 mature as follows (in thousands):

     Date                                                                 Amount
     ----                                                                 ------
     Prior to February 1, 1999...........................................  $693
     February 1, 2000....................................................    70
                                                                           ----
         Total...........................................................  $763
                                                                           ====

(10) Income Taxes

  The provision for income tax is as follows (in thousands):

                                                             1999   1998  1997
                                                            ------ ------ -----
     Current:
      Federal.............................................. $  792 $  --  $ --
      State................................................    419     79    14
                                                            ------ ------ -----
         Total current.....................................  1,211     79    14
                                                            ------ ------ -----
     Deferred:
      Federal..............................................  2,105  1,502   (10)
      State................................................    328    404    91
                                                            ------ ------ -----
         Total deferred....................................  2,433  1,906    81
                                                            ------ ------ -----
         Total income tax.................................. $3,644 $1,985 $  95
                                                            ====== ====== =====

  Differences between the provision for income taxes (benefit) and income taxes at the statutory Federal income tax rate are as follows (in thousands):

                                                           1999   1998   1997
                                                          ------ ------  -----
     Expected Federal tax (benefit)...................... $2,496 $1,027  $(569)
     Net tax effects of:
      Goodwill amortization..............................    712    709    640
      State taxes, net of Federal benefit................    428    319     87
      Other..............................................      8    (70)   (63)
                                                          ------ ------  -----
         Actual income tax............................... $3,644 $1,985  $  95
                                                          ====== ======  =====

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The components of the net deferred tax balances at December 31, 1999 and 1998 are as follows (in thousands):

                                                               1999     1998
                                                              -------  -------
     Deferred tax assets:
      Operating reserves..................................... $   --   $ 1,105
      Retirement benefits....................................   1,585    1,521
      Other reserves.........................................   2,280    2,921
      Net operating loss.....................................     --       332
      Other..................................................     228      130
                                                              -------  -------
         Total deferred tax assets...........................   4,093    6,009
                                                              -------  -------
     Deferred tax liabilities:
      Acquisition step ups...................................  (2,977)  (2,977)
      Goodwill amortization..................................  (3,244)  (2,121)
      Depreciation...........................................  (1,772)  (2,418)
      Land...................................................    (863)    (863)
                                                              -------  -------
         Total deferred tax liability........................  (8,856)  (8,379)
                                                              -------  -------
         Net deferred tax liability.......................... $(4,763) $(2,370)
                                                              =======  =======

  Based upon the level of historic taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 1999.

(11) Related Party Transactions

  (a) Administrative Services Agreement

  In connection with the Acquisition Transaction, as described in note 1, the Company engaged Loewen to provide certain administrative services and share certain resources pursuant to an Administrative Services Agreement. Pursuant to the Administrative Services Agreement, Loewen is to provide accounting services, computer systems and support, telecommunications support, general operations support, legal services, environmental compliance, regulatory compliance, as well as expertise in management information systems, sales, tax and fund management. As compensation for services provided under the Administrative Services Agreement, Loewen is entitled to receive from the Company, a minimum fee (the Administrative Services Fee) payable monthly in arrears and in an aggregate amount equal to $250,000 (subject to specified annual increases). The Company is also required to reimburse Loewen for all out-of-pocket costs and expenses incurred from third parties in connection with services performed pursuant to the Administrative Services Agreement. For the years ended December 31, 1999, 1998 and, 1997, the Company had recorded approximately $258,000, $250,000 and $323,000 for Administrative Services Fee, respectively.

  As of December 31, 1999 and 1998, the Company had payables (receivables) to Loewen as follows:

                                                                1999     1998
                                                              -------- --------
   Administrative Sales Agreement............................ $289,000 $584,000
   Other.....................................................  400,000  (79,000)
                                                              -------- --------
   Total payable to Loewen................................... $689,000 $505,000

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The Company is currently negotiating resolution to certain disputed items included in the 1999 amount payable to Loewen.

  On June 1, 1999 The Loewen Group Inc. (including Loewen Group International, Inc.) voluntarily filed for creditor protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. In connection with this filing, in December 1999, the Company filed a Proof of Claim totaling approximately $730,000.

 (b) Escrow Transaction

  In connection with the October 1999 sale of a vacant land parcel, previously owned by Loewen, the entire sales price remains in escrow due to outstanding title issues regarding ownership. Loewen held up resolution of the title issue after the Company commenced proceedings to terminate the Administrative Services Agreement with Loewen. Management believes the Company is the legal owner of the property, that it has the right to receive the proceeds from the sale. The Company and Loewen are currently negotiating a global settlement for the release of funds in escrow and amounts due to Loewen and the Company under its Proof of Claim noted heretofor. The ultimate resolution of the matter may be resolved by the U.S. Bankruptcy Court assigned to Loewen's Chapter 11 filing. There can be no assurance that the court will rule in the Company's favor. In the event of an unfavorable court ruling, the Company will incur a $1.0 million loss on disposal of the asset.

 (c) Monitoring Fee

  The Company is required to pay annually a monitoring fee (the Monitoring
Fee) equal to $250,000 (subject to increases for inflation) to an affiliate of a shareholder of the Parent Company. The Company has expensed the Monitoring Fee of $250,000 for December 31, 1999 and 1998.

 (d) Insurance Commissions

  In 1999 and 1998, the Company earned insurance commissions totaling approximately $482,000 and $1,000,000 respectively, from a subsidiary of Loewen. Effective May 1999, the Company changed back to an unrelated insurance provider.

(12) Long-Term Debt

  Long-term debt consists of the following at December 31, 1999 and 1998 (in thousands):

                                                              1999      1998
                                                            --------  --------
     Borrowings outstanding under Bank Credit Agreement,
      due 2003............................................. $ 71,513  $ 72,507
     Senior subordinated notes at 9.5%, due November 15,
      2004.................................................   80,000    80,000
     Notes payable and liabilities under noncompete
      agreements bearing interest at rates ranging from
      7.46% to 9%. The notes and noncompete agreements have
      variable maturities ranging from 2000 through 2007...    1,436     2,214
     Long term portion of capital lease obligations........    1,309       989
                                                            --------  --------
                                                             154,258   155,710
     Less current portion..................................   (3,832)   (2,133)
                                                            --------  --------
     Long-term debt........................................ $150,426  $153,577
                                                            ========  ========

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  At December 31, 1999, annual maturities of long-term debt consisted of the following (in thousands):

     Year ending December 31:
       2000............................................................ $  3,832
       2001............................................................    7,706
       2002............................................................    9,598
       2003............................................................   52,785
       2004............................................................   80,250
       Thereafter......................................................       87
                                                                        --------
                                                                        $154,258
                                                                        ========

 Acquisition Transaction Debt

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

  The Bank Credit Agreement contains certain affirmative and negative covenants customary for this type of agreement and is guaranteed by the Company, its subsidiaries and RH Holdings. All such guarantees are secured by a first priority security interest of the capital stock of the Company and each subsidiary and all inter-company receivables. The Company is required to maintain certain defined financial ratios. The Company was in compliance with all such requirements at December 31, 1999.

  Borrowings under the Bank Term Facility bear interest at the Company's option, at the reference rate (the Base Rate) of the agent acting on behalf of the financial institutions plus 2%, or under a Eurodollar option, at a reserve-adjusted Eurodollar rate (the Adjusted Eurodollar Rate) plus 3%. The Bank Term Facility will mature seven years after the Acquisition and requires semiannual installments aggregating $1.0 million in each of the first three years after the Acquisition, $3.0 million in the fourth year after the Acquisition, $7.0 million in the fifth year after the Acquisition, $9.0 million in the sixth year after the Acquisition and $53 million in the seventh year after the Acquisition.

  As of December 31, 1999, the Company was paying interest at the Adjusted Eurodollar Rate (6.125%) plus 2.750% on its outstanding borrowings under the Bank Term Facility. Additionally, the Company had entered into interest rate Collar Agreements to limit its interest rate risk. Pursuant to the terms of the interest rate Collar Agreements, the minimum and maximum Base Rate or Adjusted Eurodollar interest rates range from 5.5% to 6.5%, respectively, for the period from January 2, 1997 through December 1, 2000.

  Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at the Base Rate plus 1.75%, or the Adjusted Eurodollar Rate plus 2.75%. The Company pays a commitment fee of .5% on the unused portion. The Revolving Credit Facility is payable in full at maturity, with no prior amortization. As of December 31, 1999, the Company had no borrowings under the Revolving Credit Facility.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Concurrent with the consummation of the Acquisition Transaction, the Company issued $80.0 million of 9.5% senior subordinated notes payable due November 15, 2004 (the Notes). There are no sinking fund requirements on the Notes and they may not be redeemed until November 2000. At such date, they are redeemable at 104.75% of principal amount, plus accrued and unpaid interest, if any, to the redemption date, and thereafter, at an annually declining premium over par until November 2003, when they are redeemable at par. The indenture limits the payment of dividends and repurchase of capital stock, and includes certain other restrictions on indebtedness and limitations customary with subordinated indebtedness of this type. The Company is in compliance with all such requirements as of December 31, 1999.

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

  The change in benefit obligation included the following components (in thousands):

                                                                1999     1998
                                                               -------  -------
   Benefit obligation at January 1............................ $11,250  $10,701
   Service cost...............................................     --       --
   Interest cost..............................................     749      731
   Actuarial (gain)/loss......................................  (1,168)     330
   Benefits paid..............................................    (546)    (512)
                                                               -------  -------
     Benefit obligation at December 31........................ $10,285  $11,250
                                                               =======  =======

  The change in plan assets included the following components (in thousands):

                                                                1999     1998
                                                               -------  -------
   Fair value of assets at January 1.......................... $11,494  $11,249
   Actual return on plan assets...............................     438      757
   Employer contribution......................................     --       --
   Benefits paid..............................................    (546)    (512)
                                                               -------  -------
     Fair value of assets at December 31...................... $11,386  $11,494
                                                               =======  =======

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The change in funded status included the following components (in thousands):

                                                              1999      1998
                                                            --------  --------
   Benefit obligation...................................... $(10,285) $(11,250)
   Plan assets at fair value...............................   11,386    11,494
   Unrecognized net actuarial (gain) loss..................     (959)      (82)
                                                            --------  --------
     Prepaid pension cost.................................. $    142  $    162
                                                            ========  ========

  The net pension cost included the following components (in thousands):

                                                            1999   1998   1997
                                                            -----  -----  -----
   Service cost--benefits earned during the period......... $ --   $ --   $ --
   Interest cost on projected benefits obligations.........   749    731    712
   Expected earnings on Company plan assets................  (729)  (720)  (702)
                                                            -----  -----  -----
     Total net periodic pension cost....................... $  20  $  11  $  10
                                                            =====  =====  =====

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.75% and 6.75% for 1999 and 1998, respectively. The expected long-term rate of return on assets was 6.5% for 1999 and 1998.

 (b) Defined Contribution Plan

  The Company also has a defined contribution plan, which has been qualified under Section 401(k) of the Internal Revenue Service Code (the Savings Plan). During 1995, the predecessor mortuary received a favorable letter of determination from the Internal Revenue Service regarding the Savings Plan. The Savings Plan permits participation by all employees of the Company who have completed six months of continuous service, subject also to their entry into the Savings Plan on enrollment dates of January 1 or July 1 of each year. Participants may defer up to 15% of their compensation (subject to certain limitations). In addition, to the amount of compensation deferred by participants, the Company matches up to 100% of the first $300 contributed and 50% of the next $3,400 contributed per year per participant. Additionally, the Company may contribute to the trust for each Plan year, beginning with the Plan year beginning January 1, 1997, such amounts as the Board of Directors shall determine in its sole discretion. The Company's contribution to this Savings Plan on behalf of the participants amounted to $472,000 and $391,000 for the year ended December 31, 1999 and 1998, respectively.

 (c) Supplemental Employee Retirement Plan

  Three senior officers of Roses, the predecessor mortuary, had employment agreements, which obligated Roses to provide these three employees with a supplemental employee retirement plan (SERP). This nonqualified supplemental pension plan covering certain employees provides for incremental pension payments from Roses' funds so that the total pension payments would more realistically approximate amounts that would have been payable from the Roses' principal pension plan if it were not for limitations imposed by income tax regulations. In conjunction with the Acquisition Transaction, the Company assumed the SERP liability. The annual lifetime benefit is based upon a percentage of salary during the final five years of employment, offset by several other sources of income, up to age 62, at which time the benefit becomes payable to the participant.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The change in SERP benefit obligation included the following components (in thousands):

                                                                  1999    1998
                                                                 ------  ------
   Benefit obligation at January 1.............................. $4,234  $4,656
   Interest cost................................................    282     276
   Actuarial (gain)/loss........................................   (495)   (508)
   Benefits paid................................................   (175)   (190)
                                                                 ------  ------
     Benefit obligation at December 31.......................... $3,846  $4,234
                                                                 ======  ======

  The change in SERP plan assets included the following components (in thousands):

                                                                   1999   1998
                                                                   -----  -----
   Fair value of assets at January 1.............................. $ --   $ --
   Participant contributions......................................   175    190
   Benefits paid..................................................  (175)  (190)
                                                                   -----  -----
     Fair value of assets at December 31.......................... $ --   $ --
                                                                   =====  =====

  The change in SERP funded status included the following components (in thousands):

                                                               1999     1998
                                                              -------  -------
   Benefit obligation........................................ $(3,845) $(4,234)
   Unrecognized net actuarial (gain)/loss....................  (1,416)    (938)
                                                              -------  -------
     Accrued pension cost.................................... $(5,261) $(5,172)
                                                              =======  =======

  The net SERP pension cost included the following components (in thousands):

                                                            1999   1998   1997
                                                            -----  -----  -----
   Service cost at end of year............................. $ --   $ --   $ --
   Interest cost...........................................   282    275    321
   Settlement or curtailment cost..........................   (18)   (30)   (26)
                                                            -----  -----  -----
     Total net pension cost................................ $ 264  $ 245  $ 295
                                                            =====  =====  =====

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.75% and 6.75% for 1999 and 1998, respectively. The expected long-term rate of return on assets was 6.5% for 1999 and 1998.

  To fund the SERP obligations, the Company has procured whole-life insurance policies. The Company is the owner and beneficiary of these policies with an aggregate face amount of $7.0 million. The cash surrender value of the Company's share of the policies is reflected in the consolidated balance sheets under other assets and amounted to $1,649,000 and $1,319,000 as of December 31, 1999 and 1998, respectively.

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

  The change in benefit obligation included the following components (in thousands):

                                                                  1999    1998
                                                                 ------  ------
   Benefit obligation at January 1.............................. $1,926  $2,434
   Service cost.................................................    --      --
   Interest cost................................................    122     140
   Actuarial (gain) loss........................................     28    (298)
   Benefits paid................................................   (350)   (350)
                                                                 ------  ------
     Benefit obligation at December 31.......................... $1,726  $1,926
                                                                 ======  ======

  The change in plan assets included the following components (in thousands):

                                                                   1999   1998
                                                                   -----  -----
   Fair value of assets at January 1.............................. $  --  $  --
   Employer contributions.........................................   350    350
   Benefits paid..................................................  (350)  (350)
                                                                   -----  -----
     Fair value of assets at December 31.......................... $ --   $ --
                                                                   =====  =====

  The change in funded status included the following components (in thousands):

                                                               1999     1998
                                                              -------  -------
   Benefit obligation........................................ $(1,726) $(1,926)
   Unrecognized net actuarial (gain)/loss....................     284      272
                                                              -------  -------
     Accrued pension cost.................................... $(1,442) $(1,654)
                                                              =======  =======

  The net pension cost included the following components (in thousands):

                                                              1999  1998  1997
                                                              ----- ----- -----
   Service cost at end of year............................... $ --  $ --  $ --
   Interest cost.............................................   122   140   179
   Gain......................................................    16     3    33
   Prior service cost........................................   --    --    --
                                                              ----- ----- -----
     Total net pension cost.................................. $ 138 $ 143 $ 212
                                                              ===== ===== =====

  The weighted average discount rate used in determining the actual present value of the projected benefit obligation was 7.75% for 1999 and 6.75% for 1998.

 (e) Deferred Compensation

  In addition, certain retired senior executives of the Association participated in a nonqualified supplemental deferred compensation program. Per terms of the Asset Purchase Agreement, the Company has assumed this liability. Annual payments are immaterial and are expensed as paid.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(14) Funeral Service Trust Agreements

  The Company sells, on a limited basis, Funeral Service Trust Agreements to consumers (the "Trustor"). These trust agreements are sold generally on an installment basis and funds derived there from earn income subject to certain limitations. Trusts may be terminated at any time with all principal and accumulated net income being distributed to the Trustor. The Trustor may at any time apply the trust amount to the purchase price of funeral services and arrangements furnished by the Company and/or to cemetery property, services and commodities provided by the Association. The amounts relating to these trusts are not included in the accompanying consolidated financial statements; however, administration fees earned by the Company are reflected in the consolidated statements of income.

(15) Commitments under Lease Agreements

  As of December 31, 1999, the future minimum lease obligation pursuant to operating lease agreements is summarized as follows (in thousands):

                                                                       Operating
                                                                        leases
                                                                       ---------
     Year ending December 31:
       2000...........................................................  $  777
       2001...........................................................     567
       2002...........................................................     436
       2003...........................................................     115
                                                                        ------
         Total minimum lease obligation...............................  $1,895
                                                                        ======

  Rental expense under operating lease agreements for the years ended December 31, 1999, 1998 and 1997 was $856,000, $778,000 and $719,000, respectively.

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The Company and the District have also agreed to reimburse the other for operating and maintenance costs associated with the Reservoir and the reclaimed water transmission system based on criteria outlined in the Agreement.

(17) Commitments and Other Matters

 (a) Transaction with the International Buddhist Progress Society

  During 1994, the predecessor cemetery sold the exclusive interment rights on an undeveloped parcel of land located on the property to the International Buddhist Progress Society (IBPS), an unrelated organization. In exchange for the interment rights, IBPS agreed to pay the predecessor cemetery $1,405,000, of which $160,000 was received as a deposit during 1994. It was determined that because, among other matters, the interment rights were sold on a parcel of land that was not ready for the purpose for which it was sold, the earnings process was not complete and revenue and expense recognition relating to the transaction should be deferred until such time IBPS has completed a significant portion of the project. In 1999, the construction of the columbarium was completed and ready for inurnments. Accordingly, the Company recorded the sale in the fourth quarter of 1999. The $1,245,000 unpaid portion of the sales price is to be repaid in quarterly installments beginning April 2000 with the final payment due January 2003.

 (b) General

  The Company has employment agreements with its executive officers, the terms of which expire at various dates. Such agreements provide for minimum salary levels, as well as incentive bonuses, which are, payable if specified management goals are attained.

(18) Contingencies

  The Company is involved in certain matters of threatened and filed litigation, none of which, in the judgment of management, will have a material impact on its consolidated financial position or results of operations.

  Management is aware that Rose Hills' cemetery may have been contaminated when a portion of the cemetery was used to dispose of waste products prior to 1978. The cost to remediate the waste disposal area is not known; however, under the terms of the asset purchase agreement, the Seller assumed all liability to remediate the property.

(19) Segment Information

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

                                                     Funeral  Cemetery  Total
   (In thousands)                                    -------- -------- --------
   Revenues from external customers:
     1999........................................... $ 33,277 $ 55,126 $ 88,403
     1998...........................................   31,959   51,618   83,577
     1997...........................................   32,392   38,253   70,645
   Gross profit:
     1999...........................................   10,938   20,731   31,669
     1998...........................................   11,288   19,422   30,710
     1997...........................................   12,731   12,509   25,240
   Interest revenue (included in revenues):
     1999...........................................      --     6,189    6,189
     1998...........................................      --     6,071    6,071
     1997...........................................      --     4,934    4,934
   Depreciation:
     1999...........................................    2,411    1,557    3,968
     1998...........................................    1,660    1,299    2,959
     1997...........................................    1,268    1,025    2,293
   Total assets:
     1999...........................................  101,180  198,156  299,336
     1998...........................................  107,462  190,012  297,474
     1997...........................................  109,791  172,503  282,294

  The following table reconciles gross profit of reportable segments to income before income taxes:

                                                   1999      1998      1997
                                                 --------  --------  --------
   Gross profit of reportable segments.......... $ 31,669  $ 30,710  $ 25,240
     Corporate general and administrative
      expenses..................................   (7,352)   (7,420)   (6,726)
     Amortization of intangible assets..........   (3,707)   (3,752)   (3,776)
                                                 --------  --------  --------
   Total income from operations.................   20,610    19,538    14,738
     Interest expense...........................  (15,769)  (16,519)  (16,411)
     Income from settlement agreement...........    2,500       --        --
                                                 --------  --------  --------
       Income (loss) before taxes............... $  7,341  $  3,019  $ (1,673)
                                                 ========  ========  ========

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The following table reconciles total assets of reportable segments to consolidated total assets:

                                                                1999     1998
                                                              -------- --------
   Assets of reportable segments............................. $299,336 $297,474
   Cash in corporate bank accounts...........................    2,150    1,645
   Deferred tax asset........................................    3,508    4,085
   Corporate capital assets..................................      --     7,933
   Deferred finance costs....................................    7,407    9,036
   Other.....................................................    5,411    1,760
                                                              -------- --------
     Total consolidated assets............................... $317,812 $321,933
                                                              ======== ========

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         Balance at Charged to Charged to                Balance at
                         beginning  costs and    other                     end of
      Description        of period   expenses  accounts(1) Deductions(2)   period
      -----------        ---------- ---------- ----------  ------------  ----------
                                        (in thousands of dollars)
Allowance for contract
 cancellations and
 doubtful accounts:
 Current:
  Year ended December
   31, 1999 ............   1,127      1,248        32         (1,069)      1,338
  Year ended December
   31, 1998 ............   1,253      1,325       (77)        (1,374)      1,127
  Year ended December
   31, 1997 ............   1,082        862       147           (838)      1,253

 Long-term:
  Year ended December
   31, 1999 ............   1,433      3,858        98         (3,348)      2,041
  Year ended December
   31, 1998 ............   1,594      1,686       (98)        (1,749)      1,433
  Year ended December
   31, 1997 ............   1,377      1,097       187         (1,067)      1,594

--------
(1) Primarily consists of reclassifications to other accounts.
(2) Uncollected receivables written off, net of recoveries.

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

                 Signature                            Title                 Date
                 ---------                            -----                 ----

            /s/ Dillis R. Ward              President, Chief Executive March 24, 2000
___________________________________________  Officer and Director
              Dillis R. Ward

           /s/ Kenton C. Woods              Senior Vice President,     March 24, 2000
___________________________________________  Chief Financial Officer,
              Kenton C. Woods                Secretary and Treasurer
                                             (Principal Financial
                                             Officer)

           /s/ Mary C. Guzman               Vice President, Controller March 24, 2000
___________________________________________  (Principal Accounting
              Mary C. Guzman                 Officer)

          /s/ Dennis C. Poulsen             Chairman and Director      March 24, 2000
___________________________________________
             Dennis C. Poulsen

           /s/ Howard A. Lipson             Director                   March 24, 2000
___________________________________________
             Howard A. Lipson

            /s/ Chinh E. Chu                Director                   March 24, 2000
___________________________________________
               Chinh E. Chu

            /s/ David I. Foley              Director                   March 24, 2000
___________________________________________
              David I. Foley

                                            Director                   March   , 2000
___________________________________________
                John Lacey

                                            Director                   March   , 2000
___________________________________________
               Bradley Stam

           /s/ Michael G. Weeden            Director                   March 24, 2000
___________________________________________
             Michael G. Weeden