Form 10-K/A
period 1999-12-31
ROSE HILLS CO
filed 2000-04-04
CIK 1030376

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

                 Signature                            Title                Date
                 ---------                            -----                ----

            /s/ Dillis R. Ward              President, Chief Executive April 4, 2000
___________________________________________  Officer and Director
              Dillis R. Ward

           /s/ Kenton C. Woods              Senior Vice President,     April 4, 2000
___________________________________________  Chief Financial Officer,
              Kenton C. Woods                Secretary and Treasurer
                                             (Principal Financial
                                             Officer)

           /s/ Mary C. Guzman               Vice President, Controller April 4, 2000
___________________________________________  (Principal Accounting
              Mary C. Guzman                 Officer)

          /s/ Dennis C. Poulsen             Chairman and Director      April 4, 2000
___________________________________________
             Dennis C. Poulsen

           /s/ Howard A. Lipson             Director                   April 4, 2000
___________________________________________
             Howard A. Lipson

            /s/ Chinh E. Chu                Director                   April 4, 2000
___________________________________________
               Chinh E. Chu

            /s/ David I. Foley              Director                   April 4, 2000
___________________________________________
              David I. Foley

                                            Director                   April  , 2000
___________________________________________
                John Lacey

                                            Director                   April  , 2000
___________________________________________
               Bradley Stam

           /s/ Michael G. Weeden            Director                   April 4, 2000
___________________________________________
             Michael G. Weeden