Form 10-Q
period 2000-03-31
ROSE HILLS CO
filed 2000-05-15
CIK 1030376

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                   FORM 10-Q

                                   (MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                               __________________


  Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The number of outstanding Common shares as of May 12, 2000 was 1,000.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)


                                                               PAGE

PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

     CONSOLIDATED BALANCE SHEETS
        as of March 31, 2000 and December 31, 1999               1

     CONSOLIDATED STATEMENTS OF OPERATIONS
        for the Three Months Ended March 31, 2000 and 1999       2

     CONSOLIDATED STATEMENTS OF CASH FLOWS
        for the Three Months Ended March 31, 2000 and 1999       3

     CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
        for the Three Months Ended March 31, 2000                4

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                       5 - 9


PART II. OTHER INFORMATION

  ITEM 5   OTHER INFORMATION                                     10

  ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                      10

  SIGNATURES                                                     10

  INDEX OF EXHIBITS                                              11

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1999 AND MARCH 31, 2000
                      (In thousands, except share amounts)

                                                                             1999         2000
                                                                             ----         ----
                                                                                      (unaudited)
                                             ASSETS
Current assets:
 Cash and equivalents                                                      $  2,150     $  6,934
 Accounts receivable, net of allowances                                      11,805       10,825
 Inventory                                                                      991        1,105
 Prepaid expenses and other current assets                                    5,277        5,218
 Deferred tax asset                                                           3,508        3,508
                                                                           --------     --------

  Total current assets                                                       23,731       27,590
                                                                           --------     --------

 Long-term receivables, net of allowances                                    18,729       19,318
 Cemetery property                                                           77,003       76,201
 Property, plant and equipment, net                                          59,292       59,409
 Goodwill                                                                   121,629      120,804
 Deferred finance charges                                                     7,407        6,999
 Trust Assets                                                                 7,329        7,912
 Other assets                                                                 2,692        2,718
                                                                           --------     --------

   Total assets                                                            $317,812     $320,951
                                                                           ========     ========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Short-term borrowings                                                      $     --     $     --
Accounts payable and accrued liabilities                                     10,377       12,415
Current portion of long-term debt                                             3,832        3,799
                                                                           --------     --------
      Total current liabilities                                              14,209       16,214

 Retirement plan liabilities                                                  6,990        6,909
 Deferred tax liability                                                       8,271        8,271
 Subordinated notes payable                                                  80,000       80,000
 Bank senior term loan                                                       68,513       68,513
 Other long-term debt                                                         1,913        1,860
 Other liabilities                                                            5,927        6,251
                                                                           --------     --------

     Total liabilities                                                      185,823      188,018
                                                                           --------     --------
Commitment and contingencies
 Stockholder's equity:
 Common stock par value $.01; Authorized and outstanding 1,000 shares            --           --
   Additional paid in capital                                               129,554      129,554
 Retained earnings                                                            2,435        3,379
                                                                           --------     --------

     Total stockholder's equity                                             131,989      132,933
                                                                           --------     --------

 Total liabilities and stockholder's equity                                $317,812     $320,951
                                                                           ========     ========

See accompanying notes to unaudited consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (UNAUDITED)


                                                   Three Months Ended
                                                   -------------------
                                                        March 31
                                                        --------
                                                     1999        2000
                                                     ----        ----
Sales and services:
  Funeral sales and services                         $ 8,962    $ 9,143
  Cemetery sales and services                         12,825     14,704
                                                     -------    -------

     Total sales and services                         21,787     23,847
                                                     -------    -------

Cost of sales and services:
  Funeral sales and services                           5,557      5,932
  Cemetery sales and services                          7,801      9,318
                                                     -------    -------

     Total costs of sales and services                13,358     15,250
                                                     -------    -------

   Gross profit                                        8,429      8,597

General and administrative expenses                    1,709      1,842
  Amortization of purchase price in excess of
      net assets acquired and other intangibles          931        931
                                                     -------    -------

   Income from operations                              5,789      5,824

Other income (expense):
   Interest expense, net                              (3,839)    (4,021)
   Settlement Agreement                                2,500         --
                                                     -------    -------

   Total other income (expense)                       (1,339)    (4,021)

   Income before income tax                            4,450      1,803

Income tax expense                                     2,071        859
                                                     -------    -------

   Net income                                        $ 2,379    $   944
                                                     =======    =======

    See accompanying notes to unaudited consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly-Owned Subsidiary of  Rose Hills Holdings Corp.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (UNAUDITED)

                                                                                            Three Months
                                                                                                Ended
                                                                                               March 31
                                                                                            1999       2000
                                                                                         -------    -------
Cash flow from operating activities:
  Net income                                                                             $ 2,379    $   944
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                         2,281      2,339
     Amortization of cemetery property                                                       400        563
     Provision for bad debts and sales cancellation                                          882      1,215
     Gain on disposal of property, plant and equipment                                        --         (2)
  Changes in assets and liabilities:
    Increase in accounts receivable                                                       (2,417)      (824)
    Decrease (increase) in inventories                                                        75       (114)
    Decrease in prepaid expenses and in other current assets                               1,134         59
    Increase (decrease) in accounts payable and accrued expenses                          (4,615)     2,038
    Decrease in retirement plan liabilities                                                  (79)       (81)
    Net decrease (increase) in other assets and liabilities                                  102        (16)
                                                                                         -------    -------

      Net cash provided by operating activities                                              142      6,121
                                                                                         -------    -------

Cash flows from investing activities:
    Capital expenditures                                                                  (1,375)    (1,118)
    Proceeds from disposal of property, plant and equipment                                   --          1
                                                                                         -------    -------

       Net cash used in investing activities                                              (1,375)    (1,117)
                                                                                         -------    -------
Cash flows from financing activities:
    Additions of borrowings under Bank Credit Agreement                                    1,000         --
    Increase in other long-term debt                                                         400         --
    Principal payments of capital lease obligations                                         (118)      (134)
    Decrease in other long term debt                                                          --        (86)
                                                                                         -------    -------

       Net cash provided by financing activities                                           1,282       (220)
                                                                                         -------    -------

       Net increase in cash and cash equivalents                                              49      4,784

Cash and cash equivalents at beginning of period                                           1,645      2,150
                                                                                         -------    -------
Cash and cash equivalents at end of period                                               $ 1,694    $ 6,934
                                                                                         =======    =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
     Interest paid                                                                       $ 1,641    $ 1,673
     Taxes paid                                                                          $     0    $   200


    See accompanying notes to unaudited consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A wholly-owned subsidiary of Rose Hills Holdings Corp.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                   (In thousands, except shares outstanding)
                                  (UNAUDITED)


                                                                                  TOTAL
                                  SHARES        ADDITIONAL      ACCUMULATED   STOCKHOLDER'S
                                OUTSTANDING   PAID IN CAPITAL    EARNINGS        EQUITY
                                -----------   ---------------   -----------   -------------
Balance, December 31, 1999            1,000        129,554         2,435            131,989
   Net income                            --             --           944                944
                                     ------        -------        ------            -------
Balance, March 31, 2000               1,000        129,554         3,379            132,933
                                     ======        =======        ======            =======



See accompanying notes to unaudited consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

   The accompanying March 31, 2000 interim consolidated financial statements of Rose Hills Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

Reclassification

   Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 presentation.


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


RESULTS OF OPERATIONS

  The following table sets forth certain income statement data as a percentage of total sales for the Company.

                                     THREE MONTHS ENDED
                                         MARCH 31
                                    1999        2000
                                   -----       -----
Sales and services:
 Funeral sales and services         41.1%       38.3%
 Cemetery sales and services        58.9%       61.7%
 Total sales and services          100.0%      100.0%
Gross profit:
  Funeral sales and services        38.0%       35.1%
  Cemetery sales and services       39.2%       36.6%
Total gross profit                  38.7%       36.1%
General and administrative
  expenses                           7.8%        7.7%
Goodwill amortization                4.3%        3.9%
Interest expense                    17.6%       16.9%

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

  Consolidated revenues for the quarter ended March 31, 2000 increased 9.5% to $23.8 million from $21.8 million for the quarter ended March 31, 1999. Consolidated gross profit for the first quarter of 2000 totaled $8.6 million compared to $8.4 million for the first quarter of 1999. As a percentage of revenue, consolidated gross margin percentage for the first quarter decreased to 36.1% in 2000 from 38.7% in the same quarter 1999.

  Funeral revenue for the quarter increased to $9.1 million from $9.0 million in the same quarter for the prior year. At-need funeral revenue for the quarter totaled $8.5 million and represents a 7.6% increase over the same period last year. The Company performed 2,403 funeral service calls during the first quarter of 2000 compared to 2,284 in the first quarter of 1999. Pre-need funeral revenue for the quarter was $.6 million compared to $1.0 million in the prior year due to a one-time payment of $.5 million paid in February 1999 by the Company's new pre-need funeral insurance supplier, Forethought. The operating margin for the funeral segment was 35.1% for the first quarter of 2000 compared to 38.0% for the same quarter last year. Excluding the $.5 million insurance payment, there was a slight improvement over last year of 34.3%, as adjusted.

  Cemetery revenue for the quarter increased 14.7% to $14.7 million. Pre-need cemetery revenue for the first quarter was $9.1 million compared to $7.6 million for the same quarter during the prior year. The increase is due primarily to a 34% increase in the number of properties sold. The pre-need sales force has increased from 426 at March 31, 1999 to 504 as of March 31, 2000. At-need cemetery revenue for the quarter was $3.9 million, a 6.1% increase over last year. Total interments were 2,643 for the quarter, which represented a 9.2% increase over the same quarter in the prior year. The operating margin for the cemetery segment was 36.6% of sales, which was slightly lower than for the same quarter last year at 39.2%. Selling commission expense as a percentage of sales was 29% for the first quarter compared to 23% for the first quarter last year due to more sales management and higher average commission rate counselors.

  General and administrative expenses increased to $1.8 million from $1.7 million for the first quarter in 1999. As a percentage of total sales, general and administrative expenses was 7.7% compared to 7.8% for the same quarter of 1999.

  EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), decreased to $8.6 million for the quarter ended March 31, 2000 from $10.5 million for the quarter ended March 31, 1999. The decrease from 1999 was primarily a result of the $2.5 million gain recognized on finalizing the Settlement Agreement with the previous owners of Rose Hills cemetery. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.


LIQUIDITY AND CAPITAL RESOURCES

  The Company presently believes that, based upon current levels of operations and anticipated growth and the availability of the Bank Revolving Facility (see description below), it can meet working capital and short-term liquidity requirements for current operations, satisfy its contingent obligation and service its indebtedness through December 31, 2002. As of March 31, 2000, the Company had net working capital of $11.4 million and a current ratio of 1.70 as compared to $9.5 million of net working capital and current ratio of 1.67 at December 31, 1999.

  Net cash provided by operating activities was $5.8 for the three months ended March 31, 2000. For the same period last year, net cash provided by operating activities was $.1 million. The primary reason for the increase over the prior year is the $3.9 million settlement payment made by the Company to the Association during 1999. As a result of the settlement payment, the Company was required to borrow $3.0 million under its bank line to finance operations, which was paid down to zero during fiscal 1999.

  The primary use of cash will be for working capital, principal payments on outstanding long-term indebtedness and capital expenditures as permitted under the terms of bank agreements. The Company estimates its current year capital expenditures of approximately $4.6 million will be used primarily to develop and improve the existing infrastructure and cemetery grounds, as well as the addition of rolling stock. In addition to principal payments on outstanding long-term debt and capital expenditures, cash will be used to finance installment contracts receivable, however, the Company does not expect a significant increase in borrowing under its revolver to finance these activities.

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

  As a result of the Acquisition Transaction and the application of proceeds therefrom, the Company's total outstanding indebtedness was approximately $151.5 million as of March 31, 2000. The Company also had the entire $25.0 million of borrowing capacity available under the Bank Revolving Facility available as of March 31, 2000. Management currently believes that, based upon current levels of operations and anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its indebtedness through December 31, 2002. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations. In addition, the Company currently expects that it will have to obtain new or additional financing to pay some or all of the principal amount due at maturity under the Bank Term Facility ($53 million by November 1, 2003) and under the Notes ($80 million on November 15, 2004). No assurance can be given that such financing will be available to the Company or, if available, that it may be obtained on terms and conditions that are satisfactory to the Company.

  The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Exchange Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates.
At March 31, 2000 the Company was in compliance with the terms of the indenture and the bank credit facilities. The Company does not believe that the implementation of SAB 101 (discussed below) will have a negative effect on any existing indenture and bank credit facility financial covenant in the year 2000.


NEW ACCOUNTING PRONOUNCEMENTS

SAB101

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("Bulletin"). The Bulletin provides the staff's views on the application of existing generally accepted accounting
principles to revenue recognition in financial statements.   The Bulletin states
that industry practice would not override these views. The Company has followed industry practices in recognizing revenues and is in the process of determining whether any of the industry practice is outside of the guidelines contained in this Bulletin. It is likely that changes will be required which will impact reporting techniques for revenue recognition by amounts material to the financial statements. The Company, along with other affected companies in the industry, is currently engaged in discussions with the SEC over the revenue recognition principles to be applied going forward. However, no agreement has been reached at this time. Therefore, the impact cannot be quantified at this time. Any changes will likely be reflected in the second quarter interim financial statements of 2000 pursuant to SAB 101A (issued March 24, 2000), which delays implementation of SAB 101 until the second quarter of fiscal year 2000 for calendar year companies.


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

   The Company has entered into interest rate collar agreements, which effectively set maximum and minimum interest rates on the principal amount of Senior Debt, ranging from a floor of 5.5% (the Company would pay 5.5% even if rates fall below that level) to a maximum or cap of 6.5% for the period commencing January 2, 1997 through December 1, 2000. The collar agreement is based on three-month LIBOR. The fair value of the collar agreement at March 31, 2000 and December 31, 1999, as estimated by a dealer, was a favorable $100,000 and $85,000, respectively.

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

PART II

ITEM 5 - OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

  Certain statements in this Quarterly Report on Form 10-Q include "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position and its plans to increase revenues and operating margins, reduce general and administrative expenses, take advantage of synergies, and make capital expenditures, and the ability to meet its financial obligations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include those which have been disclosed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Persons should review the factors identified herein and in the Company's Form 10-K to understand the risks inherent in such forward-looking statements.

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



May 12, 2000

INDEX OF EXHIBITS


Exhibit
Number  Description
------  -----------

(a)
27*  __Financial Data Schedule


(b)  Reports on Form 8-K

     None
________________
*Filed Herewith.