Form 10-Q
period 2000-06-30
ROSE HILLS CO
filed 2000-08-10
CIK 1030376

                      SECURITIES EXCHANGE AND COMMISSION
                            WASHINGTON, D.C. 20549
                              ------------------

                                   FORM 10-Q

                                  (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________


                       COMMISSION FILE NUMBER 333-21411
                       --------------------------------


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

                              ------------------


   Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

    The number of outstanding Common shares as of August 7, 2000 was 1,000.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)




                                                                      PAGE

PART I. FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS:

       CONSOLIDATED BALANCE SHEETS
         as of June 30, 2000 and December 31, 1999                       1

       CONSOLIDATED STATEMENTS OF OPERATIONS
         for the Six Months Ended June 30, 2000 and 1999                 2

       CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the Six Months Ended June 30, 2000 and 1999                 3

       CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
         for the Six Months Ended June 30, 2000                          4

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        5

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS                             5 - 10


PART II. OTHER INFORMATION

     ITEM 5    OTHER INFORMATION                                         10

     ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                          10

     SIGNATURES                                                          10

     INDEX OF EXHIBITS                                                   11

     EXHIBIT  27                                                         12

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1999 AND JUNE 30, 2000
                            (DOLLARS IN THOUSANDS)

                                    ASSETS
                                                                              1999              2000
                                                                              ----              ----
                                                                                             (unaudited)
Current assets:
 Cash and equivalents                                                       $   2,150         $   4,546
 Accounts receivable, net of allowances                                        11,805            10,219
 Inventory                                                                        991             1,212
 Prepaid expenses and other current assets                                      5,277             5,654
 Deferred tax asset                                                             3,508             3,508
                                                                            ---------         ---------

   Total current assets                                                        23,731            25,139
                                                                            ---------         ---------

 Long-term receivables, net of allowances                                      18,729            18,477
 Cemetery property                                                             77,003            75,538
 Property, plant and equipment, net                                            59,292            59,368
 Goodwill                                                                     121,629           119,980
 Deferred finance charges                                                       7,407             6,592
Trust assets                                                                    7,329             8,544
Other assets                                                                    2,692             2,655
                                                                            ---------         ---------

   Total assets                                                             $ 317,812         $ 316,293
                                                                            =========         =========

                  LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable and accrued liabilities                                   $  10,377         $   9,631
 Current portion of long-term debt                                              3,832             5,766
                                                                            ---------         ---------
   Total current liabilities                                                   14,209            15,397

 Retirement plan liabilities                                                    6,990             6,875
 Deferred tax liability                                                         8,271             8,271
 Subordinated notes payable                                                    80,000            80,000
 Bank senior term loan                                                         68,513            65,013
 Other long-term debt                                                           1,913             1,799
 Other liabilities                                                              5,927             6,336
                                                                            ---------         ---------

   Total liabilities                                                          185,823           183,691
                                                                            ---------         ---------

Commitment and contingencies
 Stockholder's equity:
 Common stock par value $.01; 1,000 authorized; 1,000 shares outstanding         --                --
   Additional paid in capital                                                 129,554           129,554
 Retained earnings                                                              2,435             3,048
                                                                            ---------         ---------

   Total stockholder's equity                                                 131,989           132,602
                                                                            ---------         ---------

 Total liabilities and stockholder's equity                                 $ 317,812         $ 316,293
                                                                            =========         =========

  See accompanying notes to unaudited consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                            Three Months Ended                Six Months Ended
                                                            ------------------                ----------------
                                                                 June 30                          June 30
                                                                 -------                          -------
                                                            1999          2000               1999          2000
                                                            ----          ----               ----          ----
Sales and services:
   Funeral sales and services                               $  8,036     $  7,115           $ 16,998      $ 16,258
   Cemetery sales and services                                13,282       12,178             26,107        26,882
                                                            --------     --------           --------      --------

      Total sales and services                                21,318       19,293             43,105        43,140
                                                            --------     --------           --------      --------


Cost of sales and services:
   Funeral sales and services                                  5,625        5,584             11,182        11,516
   Cemetery sales and services                                 7,667        7,548             15,468        16,866
                                                            --------     --------           --------      --------

      Total costs of sales and services                       13,292       13,132             26,650        28,382
                                                            --------     --------           --------      --------

   Gross profit                                                8,026        6,161             16,455        14,758

General and administrative expenses                            1,659        1,968              3,368         3,810
   Amortization of purchase price in excess of net
    assets acquired and other intangibles                        932          925              1,863         1,856
                                                            --------     --------           --------      --------

   Income from operations                                      5,435        3,268             11,224         9,092

Other income (expense):
   Interest expense, net                                      (4,032)      (3,870)            (7,871)       (7,891)
   Settlement Agreement                                     --------     --------           --------      --------

   Total other income (expense)                               (4,032)      (3,870)            (5,371)       (7,891)

   Income (loss) before income tax                             1,403         (602)             5,853         1,201

Income tax expense (benefit)                                     672         (271)             2,743           588
                                                            --------     --------           --------      --------

   Net income                                               $    731     $   (331)          $  3,110      $    613
                                                            ========     ========           ========      ========


   See accompanying notes to unaudited consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                     Six Months
                                                                                                     ----------
                                                                                                        Ended
                                                                                                        -----
                                                                                                       June 30
                                                                                                       -------

                                                                                                   1999         2000
                                                                                                   ----         ----
Cash flow from operating activities:
   Net Income                                                                                    $  3,110     $    613
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization of intangibles                                                     3,808        4,046
   Amortization of deferred finance costs                                                             815          815
   Amortization of cemetery property                                                                1,056        1,141
   Provision for bad debts and sales cancellation                                                   2,348        2,275
   Loss on disposal of property, plant and equipment                                                    6            -
Changes in assets and liabilities:
   Increase in accounts receivable                                                                 (4,609)        (926)
   Decrease (increase ) in inventories                                                                  3         (221)
   Decrease (increase ) in prepaid expenses and in other current assets                             1,777         (377)
   Decrease in accounts payable and accrued expenses                                               (5,835)        (746)
   Decrease in retirement plan liabilities                                                           (117)        (115)
   Net decrease (increase) in other assets and liabilities                                            117         (225)
                                                                                                 --------     --------

       Net cash provided by operating activities                                                    2,479        6,280
                                                                                                 --------     --------

Cash flows from investing activities:
    Capital expenditures
    Proceeds from disposal of property, plant and equipment                                        (2,018)      (2,204)

        Net cash used in investing activities                                                           -            1
                                                                                                 --------     ---------

Cash flows from financing activities:                                                              (2,018)      (2,203)
                                                                                                 --------     --------
   Additions of borrowings under Bank Credit Agreement
   Principal payments of long-term debt
   Increase (decrease) in other long-term debt                                                          3            0
   Principal payments of capital lease obligations                                                      -       (1,499)
                                                                                                      347         (280)
        Net cash provided by (used in ) financing activities                                         (242)          98
                                                                                                 --------     --------

        Net increase in cash and cash equivalents                                                     108       (1,681)
                                                                                                 --------     --------

Cash and cash equivalents at beginning of period                                                      569        2,396
Cash and cash equivalents at end of period
                                                                                                    1,645        2,150
                                                                                                 --------     --------
Supplemental disclosure of cash flow information:                                                $  2,214     $  4,546
                                                                                                 ========     ========
    Cash paid during the period for:
        Interest paid
        Taxes paid                                                                               $  7,096     $  7,106
                                                                                                 $      0     $    200


 See accompanying notes to unaudited consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 2000
               (DOLLARS IN THOUSANDS, EXCEPT SHARES OUTSTANDING)
                                  (UNAUDITED)

                                   SHARES                 ADDITIONAL                RETAINED                  TOTAL
                                                                                                           STOCKHOLDER'S
                                OUTSTANDING            PAID IN CAPITAL              EARNINGS                  EQUITY
                                -----------            ---------------              --------                  ------
Balance, December 31, 1999         1,000                  $ 129,554                 $ 2,435                 $ 131,989
   Net income                         --                         --                     613                       613
                                   -----                  ---------                 -------                 ---------

Balance, June 30, 2000             1,000                  $ 129,554                 $ 3,048                 $ 132,602
                                   =====                  =========                 =======                 =========


  See accompanying notes to unaudited consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying June 30, 2000 interim consolidated financial statements of Rose Hills Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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


RESULTS OF OPERATIONS

     The following table sets forth certain income statement data as a percentage of total sales for the Company.

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30                          JUNE 30
                                                   1999              2000            1999             2000
                                               -------------     ------------     ----------       ----------
     Sales and service:
        Funeral sales and services                    37.7%            36.9%          39.4%            37.7%
        Cemetery sales and services                   62.3%            63.1%          60.6%            62.3%
        Total sales and services                     100.0%           100.0%         100.0%           100.0%
     Gross profit:
        Funeral sales and services                    30.0%            21.5%          34.2%            29.2%
        Cemetery sales and services                   42.3%            38.0%          40.8%            37.3%
     Total gross profit                               37.6%            31.9%          38.2%            34.2%
     General and administrative expenses               7.8%            10.2%           7.8%             8.8%
     Goodwill amortization                             4.4%             4.8%           4.3%             4.3%
     Interest expense                                 18.9%            20.1%          18.3%            18.3%

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Consolidated revenues for the quarter ended June 30, 2000 decreased 9.5% to $19.3 million from $21.3 million for the same period ended June 30, 1999. Consolidated gross profit totaled $6.2 million during the quarter compared to $8.0 million for the same quarter in 1999. As a percentage of revenue, consolidated gross margin percentage decreased from 37.6% in 1999 to 31.9% in 2000.

Funeral revenue for the quarter ended June 30, 2000 decreased to $7.1 million from $8.0 million in the prior year, a decrease of 11.5%. At-need funeral revenue for the quarter totaled $6.4 million and represented a 12% decrease over the same period last year. The average revenue per funeral service for the quarter was $3,391 or 2% greater than last year. The Rose Hills and affiliate mortuary locations performed a total of 1,836 funeral services this quarter compared to 2,173 funeral services same quarter last year. Pre-need funeral revenue was $0.6 million for the period as well as prior year. The primary reasons for the 36.5% decline in funeral segment operating margin is due to the 15.5% drop in at-need cases and higher fixed operating costs per case. In addition, start-up costs have been incurred this quarter for the opening of a new cremation location and two storefronts in Los Angeles. All locations have been scheduled to open in the third and fourth quarter this year.

     Cemetery revenue for the quarter ended June 30, 2000 decreased 8.3% from the same quarter last year to $12.2 million. Pre-need cemetery revenue for the second quarter was $ 7.7 million compared to $8.1 million for the same quarter during the prior year. In June 1999, the Company recorded a large group pre-need sale for $.8 million. Excluding this large group sale pre-need cemetery revenue was actually over 5% above same period last year. At-need cemetery revenue for the period was $2.9 million, representing a 16% decrease from the same period last year. The Company has experienced a decline in the average property sale over last year and a decline in cemetery merchandise units sold at-need. Total interments were 2,142 for the quarter, which represented a 2.0% increase over the same period in the prior year. Included in other cemetery revenues was income from endowment care funds and finance income totaling approximately $1.6 million for the three month periods ended June 30, 2000 and 1999, respectively The operating margin for the cemetery segment was 38.0% of sales compared to 42.3% last year.

     General and administrative expenses increased to $2.0 million from $1.7 million in 1999. As a percentage of total sales, general and administrative expenses were 10.2% compared to 7.8% for the same period in 1999. Included in this quarter were $.3 million of unusual legal expenses

     EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), decreased to $6.1 million for the quarter ended June 30, 2000 from $8.1 million in 1999, largely due to the decline in funeral case count and a large property sale last year.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Consolidated revenues for the six months ended June 30, 2000 were $43.1 million and comparable to the same period ended June 30, 1999. Consolidated gross profit totaled $14.8 million compared to $16.5 million in 1999. As a percentage of revenue, consolidated gross margin decreased to 34.2% in 2000 from 38.2% in 1999.

Funeral revenue for the six months ended June 30, 2000 decreased to $16.3 million from $17.0 million in prior year, a decrease of 4.3%. The number of total funeral calls decreased by approximately 5% from 4,457 in 1999 to 4,239 in 2000. Pre-need funeral revenue for the period was $1.2 million compared to $1.1 million in the prior year, representing a 6.5% increase. The operating margin for the funeral segment was 29.2% compared to 34.2% last year. In April 1999, the Company received a one-time payment from the insurance provider of $.5 million.

     Cemetery revenue for the six months ended June 30, 2000 increased 3.0% over last year to $26.9 million. Pre-need cemetery revenue was $16.7 million compared to $15.7 million for the same period last year. The increase was driven primarily by overall property price increases in early 2000 and increased interments over prior year. At-need cemetery revenue for the period was $6.8 million compared to $7.2 million for the same period last year. Total interments for the period were 3.3% ahead of last year at 4,740. Included in other cemetery revenues was income from endowment care funds and finance income totaling approximately $3.4 million and $3.2 million in 2000 and 1999, respectively. The operating margin for the cemetery segment was 37.3% of sales compared to 40.8% last year.

     Corporate general and administrative expenses increased to $3.8 million from $3.4 million in 1999. As a percentage of total sales, general and administrative expenses were 8.8% compared to 7.8% for the same period in 1999. The increase was primarily due to unusual legal fees and settlement costs.

     EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), decreased to $14.6 million for the six months ended June 30, 2000 from $18.6 million in 1999. The decrease in EBITDA of $4.0 million is primarily the result of $2.5 million gain recognized on finalizing the Settlement Agreement with the previous owners of Rose Hills' cemetery, which is a non-recurring item. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

     The Company presently believes that, based upon current levels of operations and anticipated growth and the availability of the Bank Revolving Facility (see description below), it can meet working capital and short-term liquidity requirements for current operations, satisfy its contingent obligation and service its indebtedness through December 31, 2002. As of June 30, 2000, the Company had net working capital of $9.7 million and a current ratio of 1.63 as compared to $9.5 million of net working capital and current ratio of 1.67 at December 31, 1999.

     Net cash provided by operating activities was $6.6 million for the six months ended June 30, 2000. For the same period last year, net cash provided by operating activities was $2.5 million. The primary reason for the increase over the prior year is the $3.9 million settlement payment made by the Company to the Association during 1999. As a result of the settlement payment, the Company was required to borrow $3.0 million under its bank line to finance operations, which was paid down to zero during fiscal 1999.

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

     Concurrent with the Acquisition Transaction, the Company entered into senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $75 million, the proceeds were used to finance the Acquisition Transaction and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility") in an aggregate principal amount of up to $25 million, the proceeds are available for general corporate purposes and a portion may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. In addition, the Company has the right, subject to certain conditions and performance tests, to increase the Bank Term Facility by up to $25.0 million. The Bank Term Facility and the Bank Revolving Facility will mature on November 1, 2003 and 2001, respectively. The Bank Term Facility is subject to amortization, subject to certain conditions, in semi-annual installments in the amounts of $1.0 million in each of the first three years after the anniversary of the closing date of the Bank Term Facility (the "Bank Closing"); $3.0 million in the fourth year after the Bank Closing; $7.0 million in the fifth year after the Bank Closing; $9.0 million in the sixth year after the Bank Closing and $53.0 million upon maturity of the Bank Term Facility. The Revolving Credit Facility is payable in full at maturity, with no prior amortization.

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

     As a result of the Acquisition Transaction and the application of proceeds therefrom, the Company's total outstanding indebtedness was approximately $150.0 million as of June 30, 2000. The Company also has the entire $25.0 million of borrowing capacity available under the Bank Revolving Facility available as of August 1, 2000. Management currently believes that, based upon current levels of operations and anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its indebtedness through December 31, 2002. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default.

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

     The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Exchange Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates. At June 30, 2000 the Company was in compliance with the terms of the indenture and the bank credit facilities. The Company does not believe that the implementation of SAB 101 (discussed below) will have a negative effect on any existing indenture and bank credit facility financial covenant in the year 2000. However, the senior lenders are obligated to re-negotiate in "good faith" all financial covenants affected by changes in accounting principles.



NEW ACCOUNTING PRONOUNCEMENTS

SAB101

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("Bulletin"). The Bulletin provides the staff's views on the application of existing generally accepted accounting principles to revenue recognition in financial statements. The Bulletin states that industry practice would not override these views. The Company has followed industry practices in recognizing revenues and is in the process of determining whether any of the industry practice is outside of the guidelines contained in this Bulletin. It is likely that changes will be required which will impact reporting techniques for revenue recognition by amounts material to the financial statements. The Company, along with other affected companies in the industry, is currently engaged in discussions with the SEC over the revenue recognition principles to be applied going forward, however, no agreement has been reached at this time. Therefore, the impact cannot be quantified at this time. Any changes must be reflected no later than the fourth quarter interim financial statements of 2000 pursuant to SAB 101, as amended. Effective July 1, 2000, pre-need cemetery services and merchandise will only be sold on insurance and trust contracts.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's market risk is impacted by changes in interest rates. Pursuant to the Company's policies, derivative financial instruments may be utilized to reduce the impact of adverse changes in interest rates. The Company does not use derivative instruments for speculation or trading purposes, and has no material sensitivity to changes in market rates and prices on its derivative financial instrument positions. The Company has market risk in interest rate exposure, but manages the exposure through its interest rate collar agreements, which effectively set maximum and minimum interest rates the principal amount of Senior Debt , ranging from a floor of 5.5% (the Company would pay 5.5% even if rates fall below that level) to a maximum or cap of 6.5% for the period commencing January 2, 1997 through December 1, 2000. The collar agreement is based on three-month LIBOR. The fair value of the collar agreement at June 30, 2000 and December 31, 1999, as estimated by a dealer, was a favorable $133,000 and $85,000, respectively.

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

PART II

ITEM 5 - OTHER INFORMATION

None

FORWARD-LOOKING STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q include "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position and its plans to increase revenues and operating margins, reduce general and administrative expenses, take advantage of synergies, make capital expenditures, and the ability to meet its financial obligations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include those which have been disclosed herein and in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1999. Persons should review the factors identified herein and in the Company's Form 10K to understand the risks inherent in such forward-looking statements.

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



             ROSE HILLS COMPANY


             /s/ KENTON C. WOODS
             Kenton C. Woods
             Senior Vice President Finance and Chief Financial Officer, Secretary and Treasurer
             (Duly Authorized Officer and Principal Financial Officer)



August 7, 2000

INDEX OF EXHIBITS


Exhibit
Number    Description
------    -----------

(a)

10.20* Employment Agreement, dated March 1, 2000 by and between Rose Hills Company and Dennis C. Poulsen

27* __Financial Data Schedule

(b)  Reports on Form 8-K

     None.
___________________
  *Filed Herewith.