Form 10-Q
period 2000-09-30
ROSE HILLS CO
filed 2000-11-14
CIK 1030376

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              __________________

                                   FORM 10-Q

                                  (MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED September 30, 2000

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

                              __________________


  Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

  The number of outstanding Common shares as of November 13, 2000 was 1,000.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)

                                                                                   PAGE

PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

        CONSOLIDATED BALANCE SHEETS
          as of September 30, 2000 and December 31, 1999                             1

        CONSOLIDATED STATEMENTS OF OPERATIONS
          for the Three Months and Nine Months Ended September 30, 2000
          and 1999                                                                   2

        CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the Nine Months Ended September 30, 2000 and 1999                      3

        CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          for the Nine Months Ended September 30, 2000                               4

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 5 - 6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                        6 - 11

  ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               11

PART II. OTHER INFORMATION

  ITEM 5   OTHER INFORMATION                                                        11

  ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                         12

  SIGNATURES                                                                        13

  INDEX OF EXHIBITS                                                                 14

  EXHIBIT  27                                                                       15


                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1999 AND SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)

                            ASSETS
                                                          1999         2000
                                                        --------     --------
                                                                   (unaudited)
Current assets:
 Cash and equivalents                                   $  2,150     $  9,279
 Accounts receivable, net of allowances                   11,805       12,500
 Inventory                                                   991        1,175
 Prepaid expenses and other current assets                 5,277        3,618
 Deferred tax asset                                        3,508        3,508
                                                        --------     --------

   Total current assets                                   23,731       30,080
                                                        --------     --------

 Long-term receivables, net of allowances                 18,729       15,018
 Cemetery property                                        77,003       75,079
 Property, plant and equipment, net                       59,292       59,602
 Goodwill                                                121,629      119,155
 Deferred finance charges                                  7,407        6,184
 Trust assets                                              7,329        7,050
 Other assets                                              2,692        2,557
                                                        --------     --------

   Total assets                                         $317,812     $314,725
                                                        ========     ========

           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable and accrued liabilities               $ 10,377     $ 11,667
 Current portion of long-term debt                         3,832        5,757
                                                        --------     --------

      Total current liabilities                           14,209       17,424

 Retirement plan liabilities                               6,990        6,847
 Deferred tax liability                                    8,271        8,271
 Subordinated notes payable                               80,000       80,000
 Bank senior term loan                                    68,513       65,013
 Other long-term debt                                      1,913        1,185
 Other liabilities                                         5,927        4,717
                                                        --------     --------

     Total liabilities                                   185,823      183,457
                                                        --------     --------

Commitment and contingencies
 Stockholder's equity:
 Common stock par value $.01; 1,000 authorized;
    1,000 shares outstanding                                  --           --
 Additional paid in capital                              129,554      129,554
 Retained earnings                                         2,435        1,714
                                                        --------     --------

     Total stockholder's equity                          131,989      131,268
                                                        --------     --------

 Total liabilities and stockholder's equity             $317,812     $314,725
                                                        ========     ========

See accompanying notes to unaudited consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                   Three Months Ended        Nine Months Ended
                                                   -------------------     ---------------------
                                                      September 30              September 30
                                                   -------------------     ---------------------
                                                     1999       2000         1999         2000
                                                   -------    --------     --------     --------
Sales and services:
   Funeral sales and services                       $ 7,528    $ 7,872     $ 24,524     $ 24,131
   Cemetery sales and services                       13,177      9,989       39,279       36,869
                                                    -------    -------     --------     --------

      Total sales and services                       20,705     17,861       63,803       61,000
                                                    -------    -------     --------     --------

Cost of sales and services:
   Funeral sales and services                         5,321      5,874       16,503       17,390
   Cemetery sales and services                        8,318      6,578       23,786       23,444
                                                    -------    -------     --------     --------

      Total costs of sales and services              13,639     12,452       40,289       40,834
                                                    -------    -------     --------     --------

   Gross profit                                       7,066      5,409       23,514       20,166

General and administrative expenses                   1,745      1,854        5,107        5,669
   Amortization of purchase price in excess of
     net assets acquired and other intangibles          932        924        2,795        2,780
                                                    -------    -------     --------     --------

   Income from operations                             4,389      2,631       15,612       11,717

Other income (expense):
   Interest expense, net                             (3,970)    (3,828)     (11,840)     (11,720)
   Settlement Agreement                                  --         --        2,500           --
                                                    -------    -------     --------     --------

   Total other expense                               (3,970)    (3,828)      (9,340)     (11,720)

   Income (loss) before income tax                      419     (1,197)       6,272           (3)

Income tax expense                                      148        130        2,892          718
                                                    -------    -------     --------     --------

   Net income (loss)                                $   271    $(1,327)    $  3,380     $   (721)
                                                    =======    =======     ========     ========


See accompanying notes to unaudited consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                Nine Months
                                                             ------------------
                                                                   Ended
                                                             ------------------
                                                                September 30
                                                             ------------------
                                                               1999       2000
                                                             -------    -------
Cash flow from operating activities:
   Net income (loss)                                         $ 3,380    $  (721)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Depreciation and amortization of intangibles                5,754      6,116
   Amortization of deferred finance costs                      1,222      1,222
   Amortization of cemetery property                           1,992      1,702
   Provision for bad debts and sales cancellation              3,753      1,995
   Loss on disposal of property, plant and equipment               7          1
Changes in assets and liabilities:
   Accounts receivable                                        (7,557)     1,243
   Inventories                                                   (46)      (184)
   Prepaid expenses and in other current assets                1,383      1,659
   Accounts payable and accrued expenses                      (3,833)     1,290
   Retirement plan liabilities                                  (139)      (143)
   Other assets and liabilities, net                              33     (1,197)
                                                             -------    -------
       Net cash provided by operating activities
                                                               5,949     12,983
Cash flows from investing activities:
    Capital expenditures                                      (2,900)    (3,555)
    Proceeds from disposal of property, plant and equipment        -          4
                                                             -------    -------
        Net cash used in investing activities                 (2,900)    (3,551)

Cash flows from financing activities:
   Repayments of borrowings under Bank Credit Agreement       (2,000)         0
   Principal payments of long-term debt                         (497)    (1,499)
   Change in other long-term debt                                152       (384)
   Payments of capital lease obligations                        (383)      (420)
                                                             -------    -------

       Net cash used in financing activities                  (2,728)    (2,303)
                                                             -------    -------
       Net increase in cash and cash equivalents                 321      7,129

Cash and cash equivalents at beginning of period               1,645      2,150
                                                             -------    -------
Cash and cash equivalents at end of period                   $ 1,966    $ 9,279
                                                             =======    =======
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest                                              $ 8,827    $ 8,855
       Taxes                                                 $     0    $   200


See accompanying notes to unaudited consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
               (DOLLARS IN THOUSANDS, EXCEPT SHARES OUTSTANDING)
                                  (UNAUDITED)

                                                                                TOTAL
                                 SHARES        ADDITIONAL      RETAINED    STOCKHOLDER'S
                               OUTSTANDING   PAID IN CAPITAL   EARNINGS        EQUITY
                               -----------   ---------------   ---------   --------------
Balance, December 31, 1999         1,000        $129,554        $2,435         $131,989
   Net loss                           --              --          (721)            (721)
                                 -------        --------        ------         --------
Balance, September 30, 2000        1,000        $129,554        $1,714         $131,268
                                 =======        ========        ======         ========

See accompanying notes to unaudited consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

  The accompanying September 30, 2000 interim consolidated financial statements of Rose Hills Company and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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


2.   NONRECURRING ITEM

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

3.   CONTINGENCIES

  During August and September 2000, the Company discovered that there had been some land movement in a portion of Rose Hills Memorial Park. The affected area represents approximately 13 acres of the Park's approximately 1,418 total acres, and consists of approximately 13,000 interment sites. The Company has hired outside geo-technical and engineering consultants to study the affected area, to identify the underlying cause and the extent of the land movement, and to make recommendations with regard to both short-term and long-term remediation and stabilization measures. While the Company and its consultants are continuing to assess the situation, the Company currently believes that accumulated rainfall and drainage conditions may have contributed to the land movement.

  The Company's consultants advised that the affected area could continue to move, particularly in the event of heavy rainfall during the winter months. Accordingly, during October 2000, the Company began to take some intermediate remediation measures, including the installation of some dewatering wells in the affected area and the relocation to other areas of the Park (at the Company's expense) of approximately 140 interred remains that were in the most severely impacted portion of the affected area. The Company currently estimates that it will incur approximately $.2 million in expenses associated with the geo-technical study, the relocation and other remediation measures taken and to be taken during the fourth quarter of fiscal 2000. Such expenses could increase if significant further movement is detected in the affected area or if additional families request the relocation of interred remains from the affected area.

  The Company expects the geo-technical study to be completed during the first quarter of 2001. Until it receives a final report from its consultants, the Company can not determine or give assurances as to the cause or extent of the land movement, the cost of short-term and long-term remediation and stabilization measures, or whether the affected area can be restored to a condition that is suitable for interments. The Company intends to seek reimbursement from its Endowment Care Fund for a significant portion of the repair, maintenance and remediation costs associated with the affected area.

  In connection with the November 19, 1996 Acquisition Transaction, the Rose Hills Memorial Park cemetery land was subject to a significant step-up assessed value by the County of Los Angeles. Prior to the Transaction, the Cemetery was operated as a not-for profit corporation and was largely exempt from property taxes. In connection with the Transaction, the Company obtained an independent appraisal of the fair value of the undeveloped and unsold cemetery property. In early 1998, the Company also engaged an independent property tax consultant to prepare an estimate of the fair value of the property to assist in the process.

  In July 2000 the County of Los Angeles completed its property tax reassessment reflecting its opinion of the fair value of Rose Hills' cemetery property at the Transaction date. The County placed a fair value on the cemetery property that is approximately 60% higher than the independent appraisal prepared by the property tax consultant and approximately 50% higher than the fair market value computed by the independent appraiser at the time of the Transaction. The Company filed an assessment appeal with the Los Angeles County Assessor, however, the supplemental tax based on that assessment must be paid during the appeal process. The total supplemental property tax assessed by the County for the period November 1996 to September 2000 is approximately $2.5 million greater than the amount accrued by the Company using the independent property tax appraisal. A large portion of the supplemental tax bill is payable, interest-free, over four years.

  The Company believes, based in part on the advice of its property tax advisors, that it can obtain a significant reduction in assessed value during the appeal process. However, there is no assurance that the appeal will succeed. In the event the Company does not prevail upon appeal, the Company will pursue other administrative procedures, including filing for a reduction in assessed value under California's Proposition 8, which requires the County to reduce assessed values when temporary declines occur.


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

RESULTS OF OPERATIONS

The following table sets forth details of certain income statement data:

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30            SEPTEMBER 30
                                       1999         2000      1999        2000
                                      ------      ------     ------      ------
Sales and service:
   Funeral:
      Services and merchandise        $ 6.8         $ 7.0     $22.1       $21.9
      Insurance commissions             0.6           0.8       1.7         2.0
      Other                             0.1           0.1       0.7         0.2
   Cemetery:
      Before need:
         Property                       5.9           4.6      17.0        17.0
         Merchandise and services       2.2           0.0       6.8         4.4
      At-need                           3.2           3.5      10.4        10.3
      Finance and endowment care        1.9           1.8       5.1         5.2
Total sales and services               20.7          17.8      63.8        61.0
Gross profit:
   Funeral sales and services           2.2           2.0       8.0         6.7
   Cemetery sales and services          4.9           3.4      15.5        13.4
Total gross profit                      7.1           5.4      23.5        20.1


  The following table sets forth certain income statement data as a percentage of total sales for the Company.

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30           SEPTEMBER 30
                                        1999        2000       1999        2000
                                       ------      ------     ------      ------
Sales and service:
   Funeral sales and services           36.4%       44.0%      38.4%       40.0%
   Cemetery sales and services          63.6%       56.0%      61.6%       60.0%
   Total sales and services            100.0%      100.0%     100.0%      100.0%
Gross profit:
   Funeral sales and services           29.3%       25.4%      32.7%       27.9%
   Cemetery sales and services          36.9%       34.2%      39.4%       36.4%
Total gross profit                      34.1%       30.3%      36.9%       33.1%
General and administrative expenses      8.4%       10.4%       8.0%        9.3%
Goodwill amortization                    4.5%        5.2%       4.4%        4.6%
Interest expense                        19.2%       21.4%      18.6%       19.2%

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

  Effective July 1, 2000, the Company began selling pre-need cemetery services and merchandise on insurance and trust contracts instead of cemetery contracts. Accordingly, the Company will no longer report pre-need sales of merchandise and services as revenue. The primary reason for the Company's change in the method of selling pre-need cemetery services and merchandise is to improve cash flow by reducing the need for investments in working capital (receivables) and long-term trust assets. The Company believes selling pre-need cemetery services and merchandise on insurance contracts will assist in maintaining market share for these commodities and maintain future margins when contracts become at-need due to the accretion of value in the insurance contracts and price protection offered by the insurer on future purchases of funeral merchandise.

  Consolidated revenues for the quarter ended September 30, 2000 decreased 13.7% to $17.9 million from $20.7 million for the same period ended September 30, 1999. Consolidated gross profit totaled $5.4 million for the quarter ended September 30, 2000 compared to $7.1 million for the same quarter in 1999. As a percentage of revenue, consolidated gross margin percentage decreased from 34.1% in 1999 to 30.3% in 2000.

Funeral revenue for the quarter ended September 30, 2000 increased to $7.9 million from $7.5 million in the prior year, an increase of 4.6%. At-need funeral revenue for the quarter ended September 30, 2000 totaled $7.0 million and represented a 2.9% increase over the same period last year. The average revenue per funeral service for the quarter was $3,718 or 9.6% greater than last year. The Rose Hills and affiliate mortuary locations performed a total of 1,835 funeral services this quarter compared to 1,896 funeral services same quarter last year. Insurance commissions were $.8 million for the period representing a 33.3% increase from prior year. The reason for the significant increase in pre-need funeral revenue was due to the change effective July 1, 2000 of selling all pre-need cemetery merchandise and service on insurance contracts. Operating margins declined 9.5% from September 30, 1999 to September 30, 2000 primarily due to higher fixed operating costs per case.

  Cemetery revenue for the quarter ended September 30, 2000 decreased 24.2% from the same quarter last year to $10.0 million due principally to the change in method of selling pre-need cemetery services and merchandise. Pre-need cemetery revenue for the quarter ended September 30, 2000 was $4.6 million compared to $8.1 million for the same quarter during the prior year. Included in 1999 was a large group property sale of $.6 million. At-need cemetery revenue (primarily cemetery merchandise and services), for the period was $3.5 million, representing a 9.4% increase from the same period last year. Total Rose Hill Memorial Park interments were 2,076 for the quarter ended September 30, 2000, which represented a 6.5% increase over the same period in the prior year. Included in other cemetery revenues was income from endowment care funds and finance income totaling approximately $1.8 and $1.9 million for the three month periods ended September 30, 2000 and 1999, respectively. The operating margin for the cemetery segment was 34.2% of sales compared to 36.9% last year.

  General and administrative expenses increased to $1.9 million from $1.7 million in 1999. As a percentage of total sales, general and administrative expenses was 10.4% compared to 8.4% for the same period in 1999.

  EBITDA, earnings before interest expense, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), decreased to $5.4 million for the quarter ended September 30, 2000 from $7.2 million in 1999, largely due to the discontinuation of pre-need commodity and service sales.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

  Consolidated revenues for the nine months ended September 30, 2000 decreased by 4.4% to $61.0 million from $63.8 million in the same period ended September 30, 1999. Consolidated gross profit totaled $20.2 million compared to $23.5 million in 1999. As a percentage of revenue, consolidated gross margin decreased to 33.1% in 2000 from 36.9% in 1999.

Funeral revenue for the nine months ended September 30, 2000 decreased to $24.1 million from $24.5 million in prior year, a decrease of 1.6%. The number of total funeral calls decreased by approximately 4.4% from 6,353 in 1999 to 6,074 in 2000, primarily due to the second quarter comparative results. The average revenue per funeral service year to date was $3,609 or

4.1% greater than last year. Insurance commissions for the period were $2.0 million compared to $1.7 million in the prior year, representing a 17.6% increase. In 1999, other funeral sales included a one-time payment from the insurance provider of $0.5 million. The operating margin for the funeral segment was 27.9% compared to 32.7% last year. The most significant change in the current period has been the weaker performance of our affiliate mortuary locations. Some of our low volume affiliate mortuary locations are experiencing double digit deficits in case volume and higher fixed operating costs per case than prior years. No significant improvements are expected for the remainder of the year.

  Cemetery revenue for the nine months ended September 30, 2000 decreased 6.1% over last year to $36.9 million. Pre-need cemetery revenue was $21.4 million compared to $23.8 million for the same period last year. The decrease was driven primarily by changing the business practice of selling pre-need cemetery merchandise and services on insurance and trust contracts instead of cemetery contracts. At-need cemetery revenue for the period was $10.3 million compared to $10.4 million for the same period last year. Total interments for the period were consistent with last year at 6,942. Included in other cemetery revenues was income from endowment care funds and finance income totaling approximately $5.2 million in 2000 and $5.1 in 1999. The operating margin for the cemetery segment was 36.4% of sales compared to 39.4% last year.

  Corporate general and administrative expenses increased to $5.7 million from $5.1 million in 1999. As a percentage of total sales, general and administrative expenses was 9.3% compared to 8.0% for the same period in 1999. The increase was primarily due to increased legal fees and settlement costs with respect to certain legal proceedings.

  EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), decreased to $20.0 million for the nine months ended September 30, 2000 from $25.8 million in 1999. The decrease in EBITDA of $7.8 million is primarily the result of $2.5 million gain recognized in 1999 from finalizing the Settlement Agreement with the previous owners of Rose Hills' cemetery. In addition, the discontinuation of pre-need cemetery sales of commodities and services during the third quarter 2000, contributed approximately $3.0 million to the decrease over the prior year results. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.



LIQUIDITY AND CAPITAL RESOURCES

  The Company presently believes that, based upon current levels of operations and anticipated growth and the availability of the Bank Revolving Facility (see description below), it can meet working capital and short-term liquidity requirements for current operations, satisfy its contingent obligation and service its indebtedness through December 31, 2002. As of September 30, 2000, the Company had net working capital of $12.7 million and a current ratio of 1.73 as compared to $9.5 million of net working capital and current ratio of 1.67 at December 31, 1999.

  Net cash provided by operating activities was $13.0 million for the nine months ended September 30, 2000. For the same period last year, net cash provided by operating activities was $5.9 million. The primary reason for the increase over the prior year is the $3.9 million settlement payment made by the Company to the Association during 1999. As a result of the settlement payment, the Company was required to borrow $3.0 million under its bank line to finance operations, which was paid down to zero during fiscal 1999.

  The primary use of cash will be for principal and interest payments on outstanding long-term indebtedness and capital expenditures as permitted under the terms of bank agreements. The Company estimates its current year capital expenditures of approximately $4.6 million will be used primarily to develop and improve the existing infrastructure and cemetery grounds, as well as the addition of rolling stock. In addition to principal and interest payments on outstanding long-term debt and capital expenditures, cash will be used to finance installment contracts receivable, however, the Company does not expect a significant increase in borrowing under its revolver to finance these activities.

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

  As a result of the Acquisition Transaction and the application of proceeds therefrom, the Company's total outstanding indebtedness was approximately $150.0 million as of September 30, 2000. The Company also has the entire $25.0 million of borrowing capacity available under the Bank Revolving Facility available as of November 1, 2000. Management currently believes that, based upon current levels of operations and anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its indebtedness through December 31, 2002. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations. In addition, the Company currently expects that it will have to obtain new or additional financing to pay some or all of the principal amount due at maturity under the Bank Term Facility ($53 million by November 1, 2003) and under the Notes ($80 million on November 15, 2004). No assurance can be given that such financing will be available to the Company or, if available, that it may be obtained on terms and conditions that are satisfactory to the Company.

  The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Exchange Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates.
At September 30, 2000 the Company was in compliance with the terms of the indenture and the bank credit facilities. The Company does not believe that the implementation of SAB 101 (discussed below) will have a negative effect on any existing indenture and bank credit facility financial covenant in the year 2000. However, the senior lenders are obligated to re-negotiate in "good faith" all financial covenants affected by changes in accounting principles.



NEW ACCOUNTING PRONOUNCEMENTS

SAB101

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("Bulletin"). The Bulletin provides the staff's views on the application of existing generally accepted accounting principles to revenue recognition in financial statements. The Bulletin states that industry practice would not override these views. The Company has followed industry practices in recognizing revenues and is in the process of determining whether any of the industry practices are outside of the guidelines contained in this Bulletin. It is likely that changes will be required which will impact reporting techniques for revenue recognition by amounts material to the financial statements. The Company, along with other affected companies in the industry, is currently engaged in discussions with the SEC over the revenue recognition principles to be applied going forward, however, no agreement has been reached at this time. Therefore, the impact cannot be quantified at this time. Any changes must be reflected no later than the fourth quarter interim financial statements of 2000 pursuant to SAB 101, as amended.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company's market risk is impacted by changes in interest rates. Pursuant to the Company's policies, derivative financial instruments may be utilized to reduce the impact of adverse changes in interest rates. The Company does not use derivative instruments for speculation or trading purposes, and has no material sensitivity to changes in market rates and prices on its derivative financial instrument positions. The Company has market risk in interest rate exposure, but manages the exposure through its interest rate collar agreements, which effectively set maximum and minimum interest rates the principal amount of Senior Debt , ranging from a floor of 5.5% (the Company would pay 5.5% even if rates fall below that level) to a maximum or cap of 6.5% for the period commencing January 2, 1997 through December 1, 2000. The collar agreement is based on three-month LIBOR. The fair value of the collar agreement at September 30, 2000 and December 31, 1999, as estimated by a dealer, was a favorable $32,000 and $85,000, respectively.

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



PART II

ITEM 5 - OTHER INFORMATION

CONTINGENCIES

  During August and September 2000, the Company discovered that there had been some land movement in a portion of Rose Hills Memorial Park. The affected area represents approximately 13 acres of the Park's approximately 1,418 total acres, and consists of approximately 13,000 interment sites. The Company has hired outside geo-technical and engineering consultants to study the affected area, to identify the underlying cause and the extent of the land movement, and to make recommendations with regard to both short-term and long-term remediation and stabilization measures. While the Company and its consultants are continuing to assess the situation, the Company currently believes that accumulated rainfall and drainage conditions may have contributed to the land movement.

  The Company's consultants advised that the affected area could continue to move, particularly in the event of heavy rainfall during the winter months. Accordingly, during October 2000, the Company began to take some intermediate remediation measures, including the installation of some dewatering wells in the affected area and the relocation to other areas of the Park (at the Company's expense) of approximately 140 interred remains that were in the most severely impacted portion of the affected area. The Company currently estimates that it will incur approximately $.2 million in expenses associated with the geo-technical study, the relocation and other remediation measures taken and to be taken during the fourth quarter of fiscal 2000. Such expenses could increase if significant further movement is detected in the affected area or if additional families request the relocation of interred remains from the affected area.

  The Company expects the geo-technical study to be completed during the first quarter of 2001. Until it receives a final report from its consultants, the Company can not determine or give assurances as to the cause or extent of the land movement, the cost of short-term and long-term remediation and stabilization measures, or whether the affected area can be restored to a condition that is suitable for interments. The Company intends to seek reimbursement from its Endowment Care Fund for a significant portion of the repair, maintenance and remediation costs associated with the affected area.

  In connection with the November 19, 1996 Acquisition Transaction, the Rose Hills Memorial Park cemetery land was subject to a significant step-up assessed value by the County of Los Angeles. Prior to the Transaction, the Cemetery was operated as a not-for profit corporation and was largely exempt from property taxes. In connection with the Transaction, the Company obtained an independent appraisal of the fair value of the undeveloped and unsold cemetery property. In early 1998, the Company also engaged an independent property tax consultant to prepare an estimate of the fair value of the property to assist in the process.

  In July 2000 the County of Los Angeles completed its property tax reassessment reflecting its opinion of the fair value of Rose Hills' cemetery property at the Transaction date. The County placed a fair value on the cemetery property that is approximately 60% higher than an independent appraisal prepared by the property tax consultant and approximately 50% higher than the fair market value computed by an independent appraiser at the time of the Transaction. The Company filed an assessment appeal with the Los Angeles County Assessor, however, the supplemental tax based on that assessment must be paid during the appeal process. The total supplemental property tax assessed by the County for the period November 1996 to September 2000 is approximately $2.5 million greater than the amount accrued by the Company using the independent property tax appraisal. A large portion of the supplemental tax bill is payable, interest-free, over four years.

  The Company believes, based in part on the advice of its property tax advisors, that it can obtain a significant reduction in assessed value during the appeal process. However, there is no assurance that the appeal will succeed. In the event the Company does not prevail upon appeal, the Company will pursue other administrative procedures, including filing for a reduction in assessed value under California's Proposition 8, which requires the County to reduce assessed values when temporary declines occur.


FORWARD-LOOKING STATEMENTS

  Certain statements in this Quarterly Report on Form 10-Q include "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position and its plans to increase revenues and operating margins, reduce general and administrative expenses, take advantage of synergies, make capital expenditures, and the ability to meet its financial obligations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include those, which have been disclosed herein and in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1999. Persons should review the factors identified herein and in the Company's Form 10K to understand the risks inherent in such forward-looking statements.

  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the qualifications in the preceding paragraph.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  The Exhibit, as shown in the "Index of Exhibits", attached hereto as page 14, is filed as a part of this Report.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ROSE HILLS COMPANY


                               /s/ KENTON C. WOODS
                               --------------------------------
                               Kenton C. Woods
                               Executive Vice President Finance
                               and Chief Financial Officer,
                               Secretary and Treasurer
                               (Duly Authorized Officer and
                               Principal Financial Officer)



November 13, 2000

INDEX OF EXHIBITS


Exhibit
Number  Description
------  -----------

(a)

 27*    Financial Data Schedule

(b)  Reports on Form 8-K

  None.
________________
*Filed Herewith.