Form 10-K
period 2000-12-31
ROSE HILLS CO
filed 2001-03-28
CIK 1030376

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

                  For the fiscal year ended December 31, 2000

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

  The number of outstanding Common shares as of March 23, 2001, was 1,000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

  Item
 Number                                                                    Page
 ------                                                                    ----
  1.    BUSINESS........................................................     1
  2.    PROPERTIES......................................................     7
  3.    LEGAL PROCEEDINGS...............................................     8
  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.............     8

                                    PART II

  5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........     9
  6.    SELECTED FINANCIAL DATA.........................................     9
  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................    11
  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......    19
  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................    19
  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE...........................................    19

                                    PART III

 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............    20
 11.    EXECUTIVE COMPENSATION..........................................    22
 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..    25
 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................    25

                                    PART IV

 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-     29
         K..............................................................

                                    PART 1
ITEM 1. BUSINESS.

OVERVIEW

  Rose Hills Company (the "Company"), a Delaware corporation, is a wholly owned subsidiary of Rose Hills Holdings Corp. ("RH Holdings"). The Company was formed in 1996 for purposes of acquiring Roses, Inc., the owner and operator of the Rose Hills Mortuary (the "Mortuary"), and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association (the "Association") and Workman Mill Company, the owners of the real property and other cemetery assets of the Rose Hills Memorial Park (the "Cemetery"). In connection with the acquisition, The Loewen Group Inc., a shareholder of RH Holdings, also caused one of its subsidiaries to contribute to the Company 14 funeral homes and 2 funeral home cemetery combination properties (the "Satellite Properties"). As a result of these acquisitions (collectively the "Acquisition Transaction"), the Company is the successor to the operations, assets and liabilities of the Rose Hills Mortuary and Cemetery (collectively, "Rose Hills") and the Satellite Properties.

  Rose Hills is the largest, single-location cemetery and funeral home combination in the United States, and the Cemetery is the largest, single-location cemetery in the United States. Rose Hills is situated less than 14 miles from downtown Los Angeles on approximately 1,418 acres of permitted cemetery land near Whittier, California. Rose Hills and the Satellite Properties constitute a strategic assembly of cemeteries and funeral homes in the greater Los Angeles area.

  The Cemetery and the Mortuary have been continuously operating since 1914 and 1956, respectively.

ACQUISITION TRANSACTION

  On September 19, 1996, the Company entered into an Agreement and Plan of Merger with Roses, Inc. (the "Merger Agreement"). The Merger Agreement provided for the acquisition of the Mortuary through the merger of the Company with and into Roses, Inc., with Roses, Inc. (renamed RH Mortuary Corporation) being the surviving corporation in the merger. On November 19, 1996 (the "Acquisition Closing Date"), the Company assigned all of its rights and obligations under the Merger Agreement to a newly-created subsidiary of the Company, so that following the merger, the Mortuary became a wholly-owned subsidiary of the Company.

  On September 19, 1996, the Company and the Association also entered into an Asset Purchase Agreement (the "Asset Purchase Agreement"), pursuant to which the Company agreed to purchase from the Association substantially all of the cemetery assets and assume the liabilities of the Cemetery. At the Acquisition Closing Date, the Company's rights under such Agreement were assigned to a newly-created, wholly owned subsidiary of the Company (RH Cemetery Corporation), and accordingly, on the Acquisition Closing Date, the Cemetery became a wholly owned subsidiary of the Company.

  In connection with the Acquisition Transaction, RH Holdings, Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively, "Blackstone"), a subsidiary of Loewen ("LN Sub"), Loewen Group International, Inc. ("LGII") and The Loewen Group Inc. ("LWN") entered into a subscription agreement (the "Subscription Agreement") pursuant to which: (i) Blackstone subscribed for common stock of RH Holdings in exchange for a cash contribution to RH Holdings, (ii) LGII subscribed for common stock and preferred stock of RH Holdings in exchange for a cash contribution to RH Holdings, and (iii) LN Sub subscribed for shares of preferred stock of RH Holdings in exchange for the contribution by LN Sub of the Satellite Properties.

  In connection with the Acquisition Transaction, (i) Blackstone and Loewen contributed to RH Holdings, and RH Holdings contributed to the Company, cash in the amount of $106.6 million ($107.0 million less $0.4 million to be advanced by the Company to RHI Management Direct L.P. ("RHIMD") to finance its purchase of common stock of RH Holdings); (ii) the Company acquired the Mortuary in consideration of the payment of $59.9 million in cash plus the repayment of outstanding debt of the Mortuary; (iii) the Company paid a cash purchase price for the Cemetery in the amount of $166.3 million in cash. The Company financed the purchase price for the Mortuary and Cemetery in part through the borrowing of $75.0 million under a Bank Credit Agreement with the Bank of Nova Scotia, as Agent, and through the issuance and sale of $80.0 million aggregate principal amount of Senior Subordinated Notes due 2004. See
Item 7, "Liquidity and Capital Resources."

THE FUNERAL SERVICE AND CEMETERY INDUSTRY AND LOCAL CHARACTERISTICS

  Since 1986, demand for funeral services and related commodities has grown steadily at a 1% compound annual growth rate while the aggregate number of funeral homes has remained relatively constant. Future demographic trends are expected to contribute to the stability of the funeral service industry. The Census Bureau projects that the segment of the United States population over 65 years old, which presently totals 34 million, will more than double in size to over 73 million by 2035. Over the next 10 years, the aging of this population is expected to outweigh the effects of increased life expectancies. The Census Bureau projects that the number of deaths in the United States will grow at approximately 1% annually through 2010.

  Historically the death care industry has been made up of relatively small, family owned and operated businesses. In the last several decades, several large "consolidators" have sought to take advantage of economies of scale by acquiring a large number of smaller funeral homes and cemeteries. Management believes the major consolidators serve 20% of the overall market in the United States. In 1999, the trend toward consolidation changed significantly. The largest consolidator, Service Corporation, International, which competes directly in the Company's market, announced plans to significantly curtail its acquisition activity. On June 1, 1999, the second largest consolidator and an approximately 20% owner of the Company, The Loewen Group Inc. (collectively with its affiliates, "Loewen"), filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code, and has since abandoned its own acquisition strategy. The third largest consolidator, Stewart Enterprises, Inc., has also announced plans to curtail its acquisition strategy. In 2000, Service Corporation International publicly announced that it was selling a number of its locations. Management believes that the curtailment of acquisitions and the divesture of certain locations by the large consolidators are likely to reduce their expansion in the Company's immediate market area. In addition, Management believes that the divestitures and reduction in acquisitions have reduced acquisition multiples for funeral homes and cemeteries in the Company's market area.

  The Company attracts customers from a geographic region encompassing substantially all of Los Angeles County and the northern portion of Orange County. According to statistics compiled by the State of California Department of Health Services, the Census Bureau and Los Angeles County, the estimated population of Los Angeles County was approximately 9.9 million people (over 3 million households) in 2000. Approximately 17% of this population was age 55 or older, 10% age 65 or older, and 4% age 75 or older. The death rate in Los Angeles County has demonstrated stability over the last decade and the number of deaths is expected to increase in step with the 1% annual projected population growth in Los Angeles County over the next five years. However, slight year-to-year variations can occur in the number of deaths. In 1999, deaths for Los Angeles County increased by 1%. Data through November 2000 indicates deaths have increased 2.2% from the same period in 1999.

 Mortuary Operations

  The Mortuary, which first began operations in 1956, provides a complete range of funeral services, including collection of remains, certification of death, embalming, sale of caskets and related merchandise, sale of flowers, visitation facilities and transportation to place of services and to burial site. All funeral arrangements provided to each of the Mortuary's customers are provided by an experienced counselor with the assistance of a centralized computer system. Management believes centralized computer and operating systems combine to reduce fixed costs per funeral call, giving the Mortuary a competitive advantage over smaller, independently-operated funeral homes. The Mortuary has the current capacity to provide over 30 funeral services per day. In 2000, the Mortuary performed approximately 4,800 funeral calls.

  The Mortuary provides funeral services on both an at-need and a pre-need basis. Since 1987, substantially all pre-need funeral services have been funded through the sale by the Mortuary to its customers of a life insurance product. Under the insurance plan, the Mortuary is named the beneficiary of the insurance policy. The Mortuary recognizes revenue related to the contracted services when such services are provided, although the Mortuary recognizes commission income and related selling expenses upon the sale of such policies. On the date of performance of the prearranged funeral service, the Mortuary recognizes funeral service income and the proceeds received under the policy are applied against the contract. Currently, the Mortuary has an arrangement with its third party insurance carrier, which locks in the price of caskets at the time an insurance policy is sold, protecting future casket margins on funeral sales. Prior to 1987, the Mortuary also offered trust-backed and debenture-backed pre-need products.

  In addition to the Rose Hills Mortuary, the Company also operates 14 funeral homes and 2 combination properties located in Los Angeles, San Bernardino and Northern Orange County. These Satellite Properties and funeral homes provide a wide variety of funeral services to various communities in such counties. While the demographics of the population served by these funeral homes, taken as a whole, are generally similar to that of Rose Hills' clients, the smaller size and long-standing local reputations have led each of such properties to develop a demographically unique client base within its particular community. Therefore, as a result of this extended cluster of funeral service providers as well as the ability of particular funeral homes to meet special needs of local communities, Management believes that the other funeral home locations permit the Company to access a base of mortuary clients that it otherwise would be unable to develop solely from its location near Whittier.

  Substantially all revenues from mortuary operations are derived from at-need services (including services funded through insurance policies). In 2000, total revenues from at-need services accounted for 91% of mortuary revenue and 35% of total Company revenue. The remaining 9% of mortuary revenue is derived from insurance commissions and trust administration fees. The amount and percentage of the Company's total revenues contributed by the mortuary operations during each of the last three fiscal years is set forth herein under the caption "Item 7--Management's Discussion and Analysis." For additional information about the revenues, income and assets attributable to the Company's mortuary operations, see Note 20 to the Company's consolidated financial statements which are included as part of this Annual Report on Form 10-K.

 Cemetery Operations

  The Cemetery is the largest single location cemetery in the United States. The Cemetery consists of approximately 1,418 acres, 420 of which have been developed and sold, 286 of which are developed and unsold cemetery property, and the remaining 712 of which have been permitted as cemetery property. Since its founding in 1914, the Cemetery has performed over 350,000 interments, of which approximately 9,446 occurred in 2000. The Cemetery provides a complete line of cemetery products (including a selection of burial spaces, vaults, crypts, memorials and niches) and burial and cremation services on both an at-need and pre-need basis.

  Pre-need sales of cemetery interment rights are recognized as revenue when the customer contracts are signed with concurrent recognition of related costs. In cases where cemetery property is not fully developed and significant development costs remain, cemetery interment right revenue is deferred and recognized on a percentage of completion basis.

  Prior to 2000, the Company recognized the sale of cemetery merchandise and services at the time a customer contract was signed. Effective July 1, 2000, the Company no longer sells cemetery merchandise and services on cemetery contracts in advance of need. For sales made prior to July 1, 2000, the Company voluntarily trusted 100% of pre-need cemetery service revenue when the sales contracts were paid in full. Also, the Company has an agreement with a vendor to purchase pre-need merchandise when pre-need contracts are paid in full. Funds voluntarily trusted for pre-need cemetery services are shown as trust receivables in the consolidated financial statements.

  The Company funds its obligation to maintain cemetery grounds by placing a portion, generally $100 per lot, of the proceeds from cemetery property sales into perpetual care trust funds. Income from these funds is withdrawn and used for maintenance of the cemetery.

  Although the Cemetery is non-sectarian, in order to better serve an increasingly diverse customer base, the Cemetery has developed and offers many lawn areas for use by particular ethnic, religious and fraternal organizations as well as its eight non-denominational chapels (including the Sky Rose Chapel, a 350 seat chapel and mausoleum designed by architect Fay Jones that was completed in 1997), seven additional mausoleums and a crematory. In addition, in 1994, the Company entered into a development agreement with the International Buddhist Progress Society ("IBPS") under which the Company:

  . Granted IBPS the interment rights with respect to 7.5 acres of Cemetery property;

  . Agreed to contribute to IBPS's development of a 16,000 square foot columbarium and surrounding stupa gardens; and

  . Granted IBPS a seven-year option to build a second columbarium on an adjacent 2.7-acre site for $2.0 million.

  In exchange for these rights, IBPS agreed to pay the Company approximately $1.4 million. IBPS paid $160,000 upon execution of the development agreement and agreed to pay the remaining balance at the rate of $100,000 per quarter starting April 1, 2000. In addition, IBPS has agreed to pay the Company $75 per niche on the first 5,000 niches sold and $50 per niche thereafter. The first columbarium and stupa gardens are complete and open for interments.

  In February 2001, the IBPS notified the Company that it would exercise its option for the adjacent 2.7-acre parcel.

  In 2000, approximately 65% of cemetery revenue and 36% of total Company revenue was derived from pre-need sales of cemetery interment rights. The amount and percentage of the Company's total revenue contributed by the cemetery operations during each of the last three fiscal years is set forth herein under the caption "Item 7--Management's Discussion and Analysis." For additional information concerning the revenues, income and assets attributable to the Company's cemetery operations, see Note 20 to the Company's consolidated financial statements which are included as part of this Annual Report on Form 10-K.

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

  The Company also faces competition from large "consolidators" in the industry that seek to make profits from an acquisition and consolidation strategy as well as casket retailers (including internet casket stores) and low-cost funeral providers. Such competitors include several large, publicly-traded multinational funeral services companies, including Service Corporation International and Stewart Enterprises, Inc. Management believes that, in the Los Angeles area, large consolidators control over 20% of the funeral market, and together with large independents, control over 40% of the Los Angeles funeral market.

  In 2000, 20% of Rose Hills' funeral business was cremation, which compares to an average of over 35% for the Los Angeles market generally. The Company's traditional funeral and cemetery operations face increasing competition from non-traditional cremation and alternative service firms. The Company believes that it can capitalize on its reputation and name to compete with lesser-known companies through its own alternative service strategy. In 2000, the Company opened its own cremation company under the name, "A Better Way", to compete with the minimal service cremation providers and leverage the Company's cremation facilities.

REGULATION

  The Company's funeral home operations are regulated by the Federal Trade Commission (FTC), which administers the Trade Regulation Rule on Funeral Industry Practices (the "Funeral Rule"). The Funeral Rule became effective on April 30, 1984 and was revised as of July 19, 1994. The FTC is currently reviewing the Funeral Rule but has yet to issue any proposed changes in regulation. The Funeral Rule defines certain acts and practices in connection with the provision of funeral goods or services as unfair or deceptive and sets forth various requirements intended to prevent such unfair or deceptive acts and practices. The Company also must comply with other federal legislation, including the Americans with Disabilities Act and regulations administered by the Occupational Safety and Health Administration.

  The Company's operations are also regulated by the State of California, which regulates the sale of cemetery property and funeral services and commodities, and licenses sales persons, funeral directors and others engaged in the provision of these services. California state regulations require, among other things, that a portion of the funds received by the Company in connection with all cemetery sales be deposited in an endowment care fund. The principal of such endowment care fund must be invested and the income from such investment may be used only for the development, improvement, embellishment and maintenance of the cemetery. Capital gains from investments in the fund can be set-aside in a special reserve fund for major maintenance and repair projects. California state regulations also require that money received from the sale of pre-need funeral service contracts be held in trust until the services are delivered, that such contracts may be cancelled by the customer at any time prior to the delivery of such services and that upon any such cancellation the principal and interest of such trust (less, in certain cases, a revocation fee) be repaid to the customer.

  The Company believes that it is currently in substantial compliance with the Funeral Rule and all other applicable federal, state and local laws and regulations specifically applicable to the cemetery and mortuary businesses. The Company cannot predict the outcome of any proposed legislation or regulation, or the effect that any such legislation or regulation might have on the Company.

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

  Environmental audits of the Company's various properties were conducted in connection with the Acquisition Transaction. Management is aware of certain areas within the Cemetery that have required and may in the future require remediation, including a solid waste disposal area that previously was used to dump rubbish, green waste and used motor oil in the 1970's. The Company believes that Rose Hills Foundation, an unaffiliated company that is the successor to the Association, is obligated to pay for or otherwise indemnify the Company for the remediation costs associated with this area pursuant to the terms of an Environmental Compliance Agreement entered into at the time of the Acquisition Transaction. Recently, however, the Foundation has denied responsibility for certain costs of remediation, including post-closure monitoring and maintenance, as well as the construction of a leachate collection system. As a result, the Company has retained an outside technical consultant to further investigate the solid waste disposal area to determine what risks, if any, the solid waste disposal area poses for the Company, and to quantify such risks. The Company's ultimate goal is to resolve future responsibility with respect to the solid waste disposal area as between the Association and the Company. The Company and the Association are currently in discussions regarding these goals, and the Company is keeping the local regional water quality control board apprised of the investigation being conducted. However, no assurance can be given as to the outcome of the Company's discussions with the local water board agency or as to the outcome of the Company's indemnification claim against the Foundation.

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

  During August and September 2000, the Company discovered that there had been some land movement in a portion of Rose Hills Cemetery. The affected area represents approximately 13 acres of the Cemetery's approximately 1,418 total acres, and consists of approximately 12,000 interment sites. The Company has hired outside geo-technical and engineering consultants to study the affected area, to identify the underlying cause and the extent of the land movement, and to make recommendations with regard to both short-term and long-term remediation and stabilization measures. While the Company and its consultants are continuing to assess the situation, the Company currently believes that accumulated rainfall and drainage conditions may have contributed to the land movement.

  The Company's consultants advised that the affected area could continue to move, particularly in the event of heavy rainfall during the winter months. Accordingly, during October 2000, the Company began to take some intermediate remediation measures, including the installation of additional dewatering wells in the affected area and the relocation to other areas of the Cemetery (at the Company's expense) of approximately 140 interred remains that were in the most severely impacted portion of the affected area. Such expenses could increase if significant further movement is detected in the affected area or if additional families request the relocation of interred remains from the affected area. As of February 28, 2001, the Company had relocated, at its expense, approximately 200 interred remains from the affected areas to other areas of the Cemetery.

  The Company expects the geo-technical study to be completed by April 2001. Until it receives a final report from its consultants, the Company can not determine or give assurances as to the cause or extent of the land movement, the cost of short-term and long-term remediation and stabilization measures, or whether the affected area can be restored to a condition that is suitable for interments. The Company intends to seek reimbursement from its Endowment Care Fund (ECF) for a significant portion of the repair, maintenance and remediation costs associated with the affected area.

  The Company estimates that total direct costs of relocating all of the interred remains from the affected area to other areas of the Cemetery could approximate $1.0 million. In 2000, the Company applied for and received from its ECF approximately $0.5 million for costs related to the initial relocation of interred remains and installation of additional dewatering wells. As of December 31, 2000, the ECF had $2.1 million in reserves available for remediation and relocation expenses.

EMPLOYEES

  As of December 31, 2000, the Company had 700 employees. Management believes that the Company's relationship with its employees is good.

  In December 1993, the National Labor Relations Board ("NLRB") certified the Teamsters Union as the collective bargaining representative of 57 employees in the Company's Park Department. In December 1994, certain of these employees petitioned the NLRB to hold an election regarding decertifying the union. During the same period, the Teamsters filed numerous unfair labor practice charges against the Company with the NLRB. On April 29, 1996, the NLRB General Counsel issued a Consolidated Amended Complaint and Notice of Hearing on certain of the union's charges. In April 1997, the Administrative Law Judge issued an unfavorable decision regarding the unlawful termination of two employees and a favorable decision in the alleged failure to recognize and bargain in good faith with the union.

  On October 3, 1997, the Company filed an appeal with the United States Ninth Circuit Court of Appeals. On December 15, 1999, the United States Ninth Circuit Court of Appeals reviewed the case and upheld the original unfavorable decision. In June 2000, the Company reached a final settlement with the two employees, which resulted in the reinstatement of one employee and payment of approximately $0.3 million for settlement and back wages and benefits.

ITEM 2. PROPERTIES.

  The property on which the Cemetery is located consists of approximately 1,418 acres, 420 of which have been developed and sold as cemetery property, 286 of which are developed and unsold cemetery property, and the remaining 712 of which have been permitted as cemetery property. The Company estimates that approximately 300 acres of the undeveloped property is rugged terrain and cannot be easily developed for cemetery property for economic and environmental reasons. Also located on the grounds of Rose Hills are eight chapels that seat over 800 people in the aggregate, seven mausoleums, 39 visitation rooms, a crematory and a 43,460 square foot administrative building. In addition to the above facilities, Sky Rose Chapel, a 26,490 square foot chapel and mausoleum facility, is also located on the Cemetery grounds.

  In connection with the Acquisition Transaction, the Company was granted an option, exercisable for a period of three years after the Acquisition Closing Date, to purchase from the Association an additional 75 acres of permitted cemetery property located adjacent to the Cemetery, for an aggregate price of $18.2 million. In November 1999, the Company exercised its option and simultaneously sold the property to an unrelated third party. The Company netted approximately $0.3 million from the transaction and has the right to earn an additional $1.5 million if the buyer is able to secure entitlements by June 2001.

  The Mortuary's facilities consist of 6.2 acres of land, a two-story, 74,000 square foot mortuary and administrative building (inclusive of relevant properties above), an adjacent flower shop and storage facilities.

  The Satellite Properties, which were contributed by Loewen to the Company in the Acquisition Transaction, consist of the funeral homes and combination properties located in the cities listed below:

Name                                                       Location
----                                                       --------
Custer Christiansen (five funeral homes)....... West Covina, Covina, Glendora,
                                                La Puente (two locations)
White's Funeral Home........................... Bellflower
Neels-Brea Funeral Home........................ Brea
Diamond & Sons-Mettler Chapel.................. Garden Grove
Shannon-Donegan Chapel......................... Orange
San Fernando Mortuary.......................... San Fernando
R. L. Malinow-Glasband-Weinstein                West Hollywood
 Mortuaries(1).................................
Colton Funeral Chapel.......................... Colton
Grove Colonial Mortuary........................ San Bernardino
Richardson-Peterson Mortuary................... Ontario
Harbor Lawn(2)................................. Costa Mesa
Melrose Abbey (including Angels Lawn            Anaheim
 Cemetery)(3)..................................

--------
(1) 95% owned by the Company.

(2) Combination property located on 28 acres; includes a funeral home and a cemetery (with crematory).

(3) Combination property located on 20 acres; includes a funeral home and a cemetery.

  The facilities of ten of the Satellite Property locations are owned by the Company, and the facilities of the remaining six Satellite property locations are leased by the Company.

  In December 1998, the Company acquired Home of Peace Memorial Park and Mausoleum located in Los Angeles. This property consists of 35 acres and includes a funeral home that, while not currently in use, can be made fully operational.

  The obligations of RH Holdings, the Company and each of the Company's existing and future domestic subsidiaries under the Bank Credit Facilities (as defined below) are secured by a first priority security interest in all existing and future assets (including the real property located at Rose Hills, but excluding other real property and vehicles covered by certificates of title) of each such entity. See Item 6, "Selected Financial Data."

ITEM 3. LEGAL PROCEEDINGS.

  The Company is party to certain legal proceedings in the ordinary course of its business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on the Company's financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  In connection with the Acquisition Transaction, the Company issued 1,000 shares of Common Stock to RH Holdings. This represents all of the outstanding Common Stock of the Company.

  There is no established public trading market for the Common Stock of the Company.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table sets forth certain selected consolidated financial data for the Company (and its predecessors, as the case may be) as of and for the fiscal year ended December 31, 2000, and as of and for each of the preceding four fiscal years. The proforma combined information as of and for the year ended December 31, 1996 is a combination of the Company (for the period from November 19, 1996 to December 31, 1996) and its predecessor companies (for the period from January 1, 1996 to November 18, 1996). Comparative financial information as of and for the period ended November 18, 1996 has been included on a historical basis for the predecessor Mortuary and Cemetery and is not comparable. Such combined financial data for the predecessor operations have been included solely to facilitate a discussion of the operations from period to period. Such presentation of the 1996 data is proforma in that accounting principles generally accepted in the United States of America would not allow such combination due to the lack of common ownership of the predecessor operations. The operations of the Satellite Properties have been omitted from the presentation of the 1996 data for the predecessor operations on the basis of immateriality.

  The selected financial data under the captions "Income Statement Data", "Other Financial Data" and "Balance Sheet Data" for the years ended December 31, 2000, 1999, 1998 and 1997, and the period from November 19, 1996 through December 31, 1996, were derived from the Company's financial statements. The selected financial data under the captions "Income Statement Data", "Other Financial Data" and "Balance Sheet Data" for the period from January 1, 1996 through November 18, 1996 were derived from the financial statements of Roses, Inc., and of Rose Hills Memorial Park Association and Workman Mill Investment Company.

  Effective January 1, 2000, the Company changed its method of accounting for revenue recognized on sales of pre-need interment rights, cemetery services and merchandise, and for earnings realized through the cemetery service and merchandise trust funds. For further details, see Note 3 to the Company's consolidated financial statements included in Item 14. Data for fiscal years 1996 through 1999 are presented as originally reported.

  The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's consolidated financial statements and notes thereto and other financial information included elsewhere in this report.

                     Selected Consolidated Financial Data
                             (Dollars in millions)

                                                                           Proforma
                                                                          Predecessor
                                                                          and Company
                                                                            For the
                                                     Predecessor             Year
                           For the Year Ended          Company               Ended
                              December 31,            Pro forma  Company   December
                         --------------------------    1/10/96   11/19/96     31,
                         2000   1999   1998   1997    11/18/96   12/31/96    1996
                         -----  -----  -----  -----  ----------- -------- -----------
INCOME STATEMENT DATA
Total Revenue........... $76.6  $86.0  $81.3  $70.7     $42.9     $  7.1    $ 50.0
Operating Income........   9.7   18.4   17.3   14.7       5.1        1.3       6.4
Net Loss Before
 Cumulative Effect of
 Accounting Change......  (2.9)   --     --     --        --         --        --
Cumulative Effect of
 Accounting Change, net
 of tax.................  (7.5)   --     --     --        --         --        --
Net (Loss) Income....... (10.4)   3.7    1.0   (1.8)      1.1       (0.5)      0.6
OTHER FINANCIAL DATA
EBITDA(1)...............  23.8   34.6   28.9   23.4       6.2        2.4       8.6
Cash flows from:
  Operating Activities..  14.1    7.9    4.1    1.6       7.4        5.1      12.5
  Investing Activities..  (4.9)  (3.4)  (5.8)  (2.7)     (2.7)    (246.6)   (249.3)
  Financing Activities..  (3.2)  (4.0)  (0.1)  (3.4)     (3.7)     249.4     245.7
BALANCE SHEET DATA
Total Assets............ 310.5  316.2  321.9  312.6       N/A      317.8     317.8
Long-Term
 Obligations(2)......... 151.1  154.3  155.7  157.3       N/A      159.7     159.7

--------
(1) EBITDA is defined as income (loss) before income taxes and cumulative effect of accounting change plus interest expense, depreciation and amortization.

  EBITDA is presented because (i) Management believes that EBITDA provides relevant and useful information, (ii) it is a widely accepted financial indicator of a company's ability to incur and service debt, and (iii) it is the basis on which compliance with the financial covenants under the Company's debt agreements is determined. However, EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of a company's profitability or liquidity. Also, this measure of EBITDA may not be comparable to similar measures reported by other companies.

(2) Long-Term Obligations include long-term debt (including bank borrowings and subordinated notes) and capital leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTORY NOTE--CHANGE IN ACCOUNTING PRINCIPLE

  SAB 101. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (the "Bulletin"). The Bulletin provides the Staff's views on the application of existing accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Bulletin, which applies to all companies and was not directed at the death care industry, states that industry practice would not override these views. The Bulletin among other matters emphasizes the importance of physical delivery of a product or service to justify the recognition of revenue. The Company had heretofore followed industry practice in recognizing revenues, including recognizing revenue upon the sale of cemetery merchandise and services before the time of death.

  In response to the issuance of the Bulletin and consultation with the SEC Staff, the Company changed the following accounting principles effective January 1, 2000:

  . Revenue recognition of pre-need interment rights are now accounted for in accordance with Financial Accounting Standards No. 66, Accounting for the Sales of Real Estate (FAS 66). The direct and acquisitions costs for the deferred sales will be deferred and recognized concurrent with the recognition of the deferred sales. Previously, the Company recognized the sale of pre-need interment rights, and their related costs, at the time of sale;

  . Revenue recognition of pre-need cemetery services and merchandise, and their direct and acquisition costs, are now deferred until time of delivery or performance of service. Previously, the Company recognized the sale of pre-need service and merchandise, and their related costs, at the time of sale; and

  . Earnings realized by the cemetery service and merchandise trust funds are now deferred until the underlying service and merchandise is delivered. Previously, the Company recognized the earnings as they accrued.

  The cumulative effect of these changes in accounting principles on prior years resulted in a $12,329,000 decrease in net earnings before taxes and $7,467,000 decrease in net earnings after taxes.

  Comparisons between the year 2000 and 1999 reflect the pro forma effects of applying the accounting change as if it had occurred on January 1, 1999; whereas comparisons between the years 1999 and 1998 are presented as originally reported.

RESULTS OF OPERATIONS

  The following table presents the results as reported for the years ended December 31, 2000 and 1999, and the pro forma results for the year ended December 31, 1999 after giving effect to the accounting change:

                                             Years ended December 31,
                                       ---------------------------------------
                                           2000        1999           1999
                                       (as reported) (proforma)   (as reported)
                                       ------------- ---------    ------------
                                              (Dollars in thousands)
   Sales and services
    Funeral sales and services.......    $ 32,299    $ 33,277       $ 33,248
    Cemetery sales and services .....      44,284      45,121         52,744
                                         --------    --------       --------
     Total sales and services .......    $ 76,583    $ 78,398       $ 85,992
   Gross profit:
    Funeral sales and services ......    $  8,587    $ 10,938       $ 10,903
    Cemetery sales and services .....      12,401      14,754         18,356
                                         --------    --------       --------
     Total gross profit .............    $ 20,988    $ 25,692       $ 29,259
   General and administrative
    expenses ........................       7,582       7,143          7,143
   Amortization .....................       3,704       3,707          3,707
   Interest expense .................     (15,729)    (15,979)       (15,979)
   Finance income....................       2,763       2,411          2,411
   Income from settlement agreement..           0       2,500(1)       2,500(1)
   (Loss) income before taxes and
    cumulative effect of accounting
    change...........................      (3,264)      3,774(1)       7,341(1)
   EBITDA............................      23,829      30,865         34,625

  The following table sets forth certain income statement data as a percentage of total sales for the Company:

                                          Years ended December 31,
                            ----------------------------------------------------
                                2000         1999        1999          1998
                            (as reported) (proforma) (as reported) (as reported)
                            ------------- ---------- ------------- -------------
   Sales and Services:
    Funeral sales and
     services..............      42.2%       42.4%        38.7%         39.3%
    Cemetery sales and
     services..............      57.8%       57.6%        61.3%         60.7%
     Total sales and
      services.............     100.0%      100.0%       100.0%        100.0%
   Gross Profit:
    Funeral sales and
     services..............      26.6%       32.9%        32.8%         35.3%
    Cemetery sales and
     services..............      28.0%       32.7%        34.8%         34.8%
     Total Gross profit....      27.4%       32.8%        34.0%         35.0%
   General and
    Administrative
    Expenses...............       9.9%        9.1%         8.3%          9.1%
    Amortization...........       4.8%        4.7%         4.3%          4.6%
    Interest Expense.......      20.5%       20.4%        18.6%         20.3%

--------
(1) 1999 includes a non-recurring gain on Settlement Agreement with the Association. Excluding this gain, income before taxes and cumulative effect of accounting change would have been $1.3 million.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999
(PROFORMA)

  Consolidated revenues decreased 2.3% to $76.6 million for the year ended December 31, 2000 compared to $78.4 million for the year ended December 31, 1999. Consolidated gross profit totaled $21.0 million in 2000 compared to $25.7 million in 1999. As a percentage of revenue, consolidated gross profit percentage decreased to 27.4% in 2000 from 32.8% in 1999.

 Funeral Operations:

  Revenue from funeral operations accounted for more than 42% of the Company's total revenue in 2000. Revenues from funeral operations decreased 2.9% to $32.3 million in 2000 compared to $33.2 million in 1999. At-need funeral revenue totaled $29.2 million representing a 3.0% decrease from the prior year. The Company performed 8,116 funeral service calls in 2000 compared to 8,547 in 1999. Management believes that the 5% decrease in funeral service calls from the prior year was principally due to increased price competition from other full service providers and lower-end budget funeral homes. The average revenue per funeral service increased 3.1% from the prior year due primarily to a change in product mix toward higher priced product packages. Pre-need funeral service revenue increased 26.1% from $2.3 million in 1999 to $2.9 million in 2000. The significant increase over the prior year is due to a greater emphasis on increasing prearranged funeral services and selling of cemetery merchandise and services beginning in July 2000. As of December 31, 2000, the Company had a prearranged funeral and cemetery backlog of $161.7 million.

  As a percentage of sales, income from operations for the funeral segment decreased from 32.9% in 1999 to 26.6% in 2000. The decline in gross profit percentage was primarily attributable to declines in profit margin experienced at the Satellite Properties (14 funeral homes). The same store sales profit margin from these small funeral home operations declined from 20% to 10%. The increased local competition and the decline in case volume have resulted in negative cash flows at some of these locations. The Company is currently evaluating the future and considering the divestiture of several of these funeral home locations that do not fit the original "clustering" model anticipated from acquiring all the Satellite Properties. The Rose Hills Mortuary also experienced a gross profit margin decline from 37% to 33% due to its 5.2% case volume decline and the inflation-driven increase in various semi-fixed operating costs. In addition, the 1999 funeral segment margin also included a one-time bonus of $.5 million from the insurance product provider.

 Cemetery Operations:

  Cemetery revenue in 2000 decreased 1.9 % from the prior year to $44.3 million. Pre-need cemetery revenue in 2000 was $23.5 million compared to $24.1 million (excluding the $1.1 million sale to IBPS) for 1999. At-need cemetery revenue in 2000 was $16.7 million, representing a 5.0% increase over the prior year due to increased average property sales. Total internments slightly increased to 9,446 in 2000 from 9,343 in 1999.

  Income from operations as a percentage of sales decreased from 32.7% in 1999 to 28.0% in 2000 (29.9% excluding the $.9 million one-time cemetery property tax charge). Cemetery labor and park maintenance expenses have increased up to 5% over the prior year. The increases were part of a plan to enhance the appearance and maintenance standards for Rose Hills Memorial Park. Total direct selling expense was relatively constant at 36.2% of sales in 2000 compared to 36.6% in 1999. The Company plans to invest in a new media campaign in the first quarter 2001. The planned advertising expenditures for the first quarter 2001 will be approximately $1.0 million and are designed to increase consumer awareness and improve both funeral and cemetery market share. The Company has not run a major media campaign since the early 1990's.

 Other:

  Corporate general and administrative expenses of $7.6 million for 2000 were 6% higher than in the prior year. As a percentage of total revenue, corporate general and administrative expenses increased from 9.1% for the year ended December 31, 1999 to 9.9% for the year ended December 31, 2000. Non-recurring items included in 2000 were $.6 million of Phantom Equity Plan expense, $.2 million related to land movement legal fees and $.1 million in a 1996 union labor dispute settlement. In 1999, nonrecurring items were $.2 million related to Y2K incremental expenses, $.3 million related to the settlement of environmental issues with the previous owners of Rose Hills Memorial Park and a net $.1 million loss from the sale of two vacant properties.

  EBITDA, earnings before taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), decreased to $23.8 million for 2000 from $30.9 million for 1999. EBITDA decreased

$7.1 million as a result of the funeral cash volume declines and several non-recurring transactions such as the $2.5 million gain recognized in 1999 on finalizing the Settlement Agreement with the Foundation, the IBPS sale of $1.1 million and the $.9 million property tax charge. EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of company's profitability or liquidity.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

  The following table represents the results as reported for the years ended December 31, 1999 and 1998 as originally reported:

                                                               Years ended
                                                              December 31,
                                                             ------------------
                                                              1999       1998
                                                             -------    -------
                                                             (in thousands)
     Sales and services
      Funeral sales and services ...........................  33,248     31,923
      Cemetery sales and services ..........................  52,744     49,361
                                                             -------    -------
       Total sales and services ............................  85,992     81,284
     Gross profit:
      Funeral sales and services ...........................  10,903     11,263
      Cemetery sales and services ..........................  18,356     17,153
                                                             -------    -------
       Total gross profit ..................................  29,259     28,416
     General and administrative expenses ...................   7,143      7,399
     Amortization ..........................................   3,707      3,752
     Interest expense ...................................... (15,979)   (16,526)
     Finance income ........................................   2,411      2,280
     Income from settlement agreement ......................   2,500(1)       0
     Income before taxes ...................................   7,341(1)   3,019

--------
(1) 1999 includes a non-recurring gain on settlement agreement. Excluding this gain, income before taxes would have been $4.8 million.

  Consolidated revenues increased 5.7% to $86.0 million for the year ended December 31, 1999 compared to $81.3 million for the year ended December 31, 1998. Consolidated gross profit totaled $29.3 million in 1999 compared to $28.4 million in 1998. As a percentage of revenue, consolidated gross profit percentage decreased to 34.0% in 1999 from 35.0% in 1998.

 Funeral Operations:

  Revenue from funeral operations increased 4.2% to $33.2 million in 1999 compared to $32.0 million in 1998. At-need funeral revenue totaled $30.1 million which was approximately equivalent to that earned during the prior year. The Company performed 8,547 funeral service calls in 1999 compared to 8,939 in 1998. At-need funeral services average revenue per case increased 3.2% from the prior year primarily due to a traditional service price increase in late 1998. Pre-need funeral service revenue increased 43.8% from $1.6 million in 1998 to $2.3 million in 1999. The significant increase over the prior year is due to a change in the insurance provider effective April 1999 and improved agent commission fees. In addition, the new supplier paid a one-time payment of $.5 million in February 1999.

  Income from operations for the funeral segment decreased from 35.3% to 32.8% as a percentage of sales due primarily to start-up costs relating to opening new storefront locations (at-need and pre-need sales offices) and additional depreciation from a major vehicle replacement and upgrade program started in late 1998.

 Cemetery Operations:

  Cemetery revenue increased 6.9% over last year to $52.7 million. Pre-need cemetery revenue (excluding the $1.1 million sale to IBPS) was $33.3 million compared to $31.5 million for 1998. The increase was driven largely by overall property price increases in early 1999 and an emphasis on selling "upscale properties". At-need cemetery revenue in 1999 was $13.9 million and was comparable to the prior year. Total interments for the year were slightly ahead of the prior year at 9,343. Pre-need merchandise and service sales volume decreased 11% due to a deliberate strategy to de-emphasize non-cash generating products.

  Income from operations as a percentage of sales remained constant between 1998 and 1999 at 34.8%. Higher commission and advertising expense were offset by product mix changes from lower margin merchandise to higher margin property sales. Total direct selling expense was 36.6% of sales in 1999 compared to 35.5% in 1998.

 Other:

  Corporate general and administrative expenses were slightly lower than the prior year at $7.1 million. As a percentage of total revenue, corporate general and administrative expenses decreased from 9.1% for the year ended December 31, 1998 to 8.3% for the year ended December 31, 1999. Non-recurring items included in 1999 were $.2 million related to Y2K incremental expenses, $.3 million related to the settlement of environmental issues with the previous owners of Rose Hills Cemetery and a net $.1 million loss from the sale of two vacant properties.

  EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $34.6 million for 1999 from $28.9 million for 1998. The increase in EBITDA of $5.7 million was primarily a result of the $2.5 million gain recognized on finalizing the Settlement Agreement with the previous owners of Rose Hills' Cemetery which is a non-recurring item. In addition, the Company and IBPS finally completed all requirements to recognize the $1.1 million group sale originally negotiated in 1994. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of a company's profitability or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

  The Company presently believes that, based upon current levels of operations and anticipated growth and the availability of the Bank Revolving Facility (see description below), it can meet its working capital and short-term liquidity requirements for current operations, satisfy its contingent obligations and service its indebtedness through December 31, 2002. As of December 31, 2000, the Company had net working capital of $10.5 million and a current ratio of 1.59 compared to net working capital of $9.5 million and current ratio of 1.67 at December 31, 1999.

  Net cash provided by operating activities was $14.1 million for the year ended December 31, 2000, compared to $7.9 million for the same period in 1999. Cash provided by operating activities in 1999 was reduced by a one-time payment of $3.9 million to the Association under the Settlement Agreement. The increase over 1999 is due principally to a reduction in the growth of pre-need receivables and service trust accounts from 1999 and 1998. In addition, the implementation of the deferred commission program and monthly customer statements at the beginning of the year resulted in higher down payments and early loan payoffs.

  The primary uses of cash were for working capital (receivables and trusts accounts), principal payments on outstanding long-term indebtedness and capital expenditures as permitted under the terms of bank agreements. The Company's capital expenditures in 2000 of approximately $4.9 million were used primarily to develop and improve the existing infrastructure and cemetery grounds, as well as the addition of rolling stock. In addition to principal payments on outstanding long-term debt and capital expenditures, cash was used to finance installment contracts receivable during the ramp-up of pre-need sales.

  Concurrent with the Acquisition Transaction, the Company entered into senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $75 million, the proceeds of which were used to finance the Acquisition Transaction and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility", collectively with the Bank Term Facility, the "Bank Credit Facilities") in an aggregate principal amount of up to $25 million, the proceeds of which are available for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. In addition, the Company has the right, subject to certain conditions to performance tests, to increase the Bank Term Facility by up to $25 million. Each of the Bank Term Facility and the Bank Revolving Facility will mature on November 1, 2003 and November 1, 2001, respectively. The Bank Term Facility is payable, subject to certain conditions, in semi-annual installments in the amounts of $1 million in each of the first three years after the anniversary of the closing date of the Bank Term Facility (the "Bank Closing"); $3 million in the fourth year after the Bank Closing; $7 million in the fifth year after the Bank Closing; $9 million in the sixth year after the Bank Closing and $53 million upon maturity of the Bank Term Facility. The Bank Revolving Facility is payable in full at maturity, with no prior amortization.

  All obligations under the Bank Credit Facilities and any interest rate hedging agreements entered into with the lenders or their affiliates in connection therewith are unconditionally guaranteed (the "Bank Guarantees"), jointly and severally, by RH Holdings and each of the Company's existing and future domestic subsidiaries (the "Bank Guarantors"). All obligations of the Company and the Bank Guarantors are secured by first priority security interests in all existing and future assets (including real property located at Rose Hills but excluding other real property and vehicles covered by certificates of title) of the Company and the Bank Guarantors. In addition, the Bank Credit Facilities are secured by a first priority security interest in 100% of the capital stock of the Company and each subsidiary thereof and all intercompany receivables.

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

  As a result of the Acquisition Transaction and the application of proceeds therefrom, the Company's total outstanding indebtedness was approximately $151.5 million as of December 31, 2000. The Company also had the entire $25.0 million of borrowing capacity under the Bank Revolving Facility available as of December 31, 2000 and does not anticipate making any borrowings prior to its maturity. Management currently believes that, based upon current levels of operations and anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its indebtedness through December 31, 2001. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an event of default under the Bank Credit Facilities. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations. In addition, the Company currently expects that it will need to obtain new or additional financing to pay some or all of the principal amount due at maturity under the Bank Term Facility ($53 million by November 1, 2003) and under the Notes ($80 million on November 15, 2004). No assurance can be given that such financing will be available to the Company or, if available, that it may be obtained on terms and conditions that are satisfactory to the Company.

  The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes (the "Indenture"), including, but not limited to, covenants imposing limitations on: the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates. As of December 31, 2000, the Company was in compliance with the terms of the Indenture and the Bank Credit Facilities.

  Although the Company has no material commitments for capital expenditures, the Company anticipates capital expenditures primarily of approximately $5.0 million for 2001, which includes $2.3 million in internal growth initiatives and $2.7 million for maintenance capital expenditures.

FORWARD-LOOKING STATEMENTS

  Certain statements in this Form 10-K include "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the Company's financial position, its plans to increase revenues, reduce general and administrative expense, take advantage of synergies, and make capital expenditures, and the Company's ability to service its indebtedness, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed herein, including, without limitation, in conjunction with the forward-looking statements included herein.

  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

CAUTIONARY STATEMENTS

  The Company cautions readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual consolidated results and could cause the Company's actual consolidated results in the future to differ materially from the goals and expectations expressed elsewhere herein:

  The Company may not be able to achieve or sustain growth in revenues. Maintaining current revenue levels and achieving future growth depends in part on sustaining the current level of pre-need cemetery sales and maintaining funeral market share. Several important factors, among others, affect the Company's ability to sustain and grow revenue:

  .  The volume and prices of properties, products and services sold.

    The inability of the Company to increase volume and prices could affect the Company's ability to increase revenue in the future. The ability to achieve volume and price increases at Rose Hills and other Company locations depends on several factors including local competition, death rates, changes in consumer buying patterns, economic conditions and the availability of qualified sales personnel. Furthermore, the Company may experience pricing pressures from low-cost funeral service and merchandise providers and from large consolidators with greater market power than the Company, which could result in reduced volume or having to reduce prices in order to recapture market share.

  .  Performances of endowment care and trust funds.
    The Company includes certain earnings from endowment care and trust funds in its results of operations. Although substantially all of these funds are invested in fixed income securities, the performance of these funds is subject to market conditions beyond the control of the Company.

  .  The level of pre-arranged funeral sales in prior periods.

    The level of pre-arranged funeral sales in prior periods may affect future revenues. The Company's inability to maintain and increase pre-arranged funeral sales could impact future revenues. The ability to maintain and increase the level of pre-arranged funeral sales may be adversely affected by such factors as competition and general economic conditions which may reduce individual discretionary income.

  . Changes in the sales organization, or in its size, compensation or morale.

    Pre-need cemetery sales are a significant component of the Company's cemetery revenue, and are usually associated with new customers of the Company. Changes in the Company's sales organization, or in the size, compensation, or morale thereof, may affect the Company's ability to increase pre-need sales.

  Our earnings may be adversely affected by a number of factors. Such factors include:

  . The ability of the Company to manage its growth in terms of implementing internal controls and information gathering systems, and retaining, attracting, and motivating key personnel, among other things.

  . The amount and rate of growth in the Company's general and administrative expenses.

  . Changes in interest rates, which can increase or decrease the amount the Company pays on borrowings with variable rates of interest.

  . The impact on the Company's financial statements of nonrecurring accounting charges that may result from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures.

  . Changes in government regulations, including tax rates and their effects on corporate structure.

  . Changes in inflation and other general economic conditions, both domestically and internationally, affecting financial markets (e.g. marketable security values).

  . Unanticipated legal proceedings and unanticipated outcomes of legal proceedings.

  . Changes in accounting policies and practices adopted voluntarily or required to be adopted by accounting principles generally accepted in the United States of America.

  . The impact of technological changes and of market acceptance of advances in technology on the Company's business.

  . The Company's ability to, as necessary, access debt markets on satisfactory terms and conditions, including without limitation its ability to obtain such new or additional financing as may become necessary to avoid defaults under any of its existing debt agreements. See "Liquidity and Capital Resources" above.

  . Any amendments, renegotiations, or extensions of existing debt agreements.

  . Environmental liabilities that are unanticipated or unanticipated in their extent, including without limitation costs and expenses associated with past or future land movement within Rose Hills and costs and expenses associated with remediation of existing contamination of Company properties. See "Environmental Matters" above and Note 19 to the Company's consolidated financial statements which are included as part of this Annual Report on Form 10-K.

  . An unanticipatedly unfavorable outcome in the dispute with the County of Los Angeles regarding the supplemental property tax accrued by the Company. See Note 19 to the Company's consolidated financial statements which are included as part of this Annual Report on Form 10-K.

  . The impact of actions, including reducing capital expenditures, selling assets, or seeking additional equity, the Company may become required to take to avoid defaults under any of its debt agreements. See "Liquidity and Capital Resources" above.

  . The impact of any defaults that may occur under any of the Company's debt agreements.

  . The Company's continuing ability to reduce costs and enhance revenue by integrating its prior acquired properties and taking advantage of "clustering."

  The Company's ability to remain in compliance with the restrictions of its debt agreements is affected by several factors, including the Company's earnings and fixed charges. The Company's ability to achieve projected earnings and fixed charges depends upon many uncertainties, including each of the factors discussed herein.

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

  The Company entered into interest rate Collar Agreements in 1996, which effectively set maximum and minimum interest rates on the principal amount of Senior Debt, ranging from a floor of 5.5% (the Company would pay 5.5% even if rates fall below that level) to a maximum or cap of 6.5% for the period commencing January 2, 1997 through December 1, 2000.

  The counter party to these contractual relationships is a major financial institution with which the Company has other financial relationships. The Collar Agreement expired in December 2000 and was not renewed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth certain information regarding the directors and executive officers of the Company as of March 23, 2001:

                Name                Age                Position
                ----                ---                --------
 Dennis C. Poulsen................   58 Chairman of the Board, Director
                                        President and Chief Executive Officer,
 Dillis R. Ward...................   64 Director
                                        Executive Vice President, Chief
 Virginia C. Phillips.............   45 Operations Officer
 Kenton C. Woods..................   46 Senior Vice President, Chief Financial
                                         Officer, Secretary and Treasurer
                                     59 Executive Vice President Marketing &
 Joseph R. Schillaci..............      Sales
 Howard A. Lipson.................   37 Director
 Michael G. Weedon................   47 Director
 John S. Lacey....................   57 Director
 Bradley D. Stam..................   53 Director
 David I. Foley...................   33 Director
 Chinh E. Chu.....................   34 Director

  Dennis C. Poulsen. Mr. Poulsen was named the Chairman of the Board of the Company on November 19, 1996 and has served as a director of the Company since its formation in 1996. Mr. Poulsen joined Rose Hills in 1981 and became President in 1984. Prior to joining the Company, Mr. Poulsen was employed by INA Corporation and Transamerica Corporation. Mr. Poulsen is a member of the American, California and Los Angeles Bar Associations. He served as a Director and Chairman of the Los Angeles Chamber of Commerce in 1997 and is past director of the American Cemetery Association.

  Dillis R. Ward. Mr. Ward joined the Company as President and a Director effective October 1, 1997. On August 11, 1998 he was named Chief Executive Officer. From August 1996 until joining the Company, Mr. Ward served as the Regional President, West Region of Loewen.

  Virginia C. Phillips. Ms. Phillips was named Executive Vice President, Chief Operations Officer of the Company on September 1, 2000. Ms. Phillips was Vice President of Human Resources of the Company from 1991 to August 2000.

  Kenton C. Woods. Mr. Woods joined the Company as Senior Vice President and Chief Financial Officer in May 1997. From 1990 to 1997, Mr. Woods served in senior financial positions at Baskin-Robbins including Vice President--Finance and Chief Financial Officer. Mr. Woods previously spent 10 years with KPMG LLP.

  Joseph R. Schillaci. Mr. Schillaci joined the Company as Executive Vice President Marketing and Sales in November of 2000. From 1997 until joining the Company, Mr. Schillaci was Executive Vice President of Marketing and Sales for Consolidated Freightways. He served as President & COO of Petro Travel Plazas, L.P. from 1993 to 1997 and as President of Six Flags Magic Mountain from 1986 to 1993.

  Howard A. Lipson. Mr. Lipson has served as a Director of the Company since its formation in 1996. Mr. Lipson is Senior Managing Director of The Blackstone Group L.P., a principal shareholder in the Company. Mr. Lipson joined Blackstone in 1988. Prior to joining Blackstone, Mr. Lipson was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc. He is also a Director of UCAR International Inc., Volume Services, Inc., AMF Group, Inc., and Ritvik Holdings, Inc.

  Michael Weedon. Mr. Weedon was named a director of the Company in 1998. Since February 2000, Mr. Weedon has also served as a Senior Vice President, Trust and Insurance for Loewen, a principal shareholder in the Company. Mr. Weedon has served in various senior management capacities with Loewen since November 1997. From 1996 to 1997, Mr. Weedon was a private business consultant and investor. Mr. Weedon previously served as Chief Operating Officer of Viridian Inc. in Fort Saskatchewan, Alberta.

  John S. Lacey. Mr. Lacey was named a Director of the Company effective March 10, 2000. Mr. Lacey has been Chairman of the Board and Director of Loewen since January 1999. In December 1998, Mr. Lacey became a Director of Loewen. From July 1998 to November 1998, Mr. Lacey was President and Chief Executive Officer of The Oshawa Group Ltd. in Toronto, Ontario. From November 1996 to July 1998, Mr. Lacey was President and Chief Executive Officer of WIC Western International Communications Inc. in Vancouver, British Columbia.

  Bradley D. Stam. Mr. Stam was named a Director of the Company effective March 10, 2000. Mr. Stam has also served as a Senior Vice-President, Legal and Asset Management for Loewen since March 1998. Prior to joining Loewen, Mr. Stam had been a management member of Western Star Trucks Holdings Ltd. from June 1995 to September 1997. He was previously a partner with a Seattle law firm.

  David I. Foley. Mr. Foley has served as a Director of the Company since its formation in 1996. Mr. Foley is a Principal at The Blackstone Group L.P., which he joined in 1995. Prior to joining Blackstone, Mr. Foley was a member of AEA Investors, Inc. and The Monitor Company.

  Chinh E. Chu. Mr. Chu has served as a Director of the Company since its formation in 1996. Mr. Chu is a Managing Director of The Blackstone Group L.P., which he joined in 1990. Prior to joining Blackstone, Mr. Chu was a senior member of the Mergers and Acquisitions Group of Salomon Brothers Inc. from 1988 to 1990.

  Under the Shareholders' Agreement described in Item 13, "Certain Relationships and Related Transactions," Blackstone and Loewen have the right to designate five and three nominees, respectively, to the Board of Directors of RH Holdings. Blackstone designated Messrs. Chu, Foley, Lipson, Poulsen and Ward. Loewen designated Messrs. Lacey, Weedon and Stam. Each of Blackstone's and Loewen's nominees to the RH Holdings Board is also a member of the Company's Board of Directors.

  Each of Messrs. Weedon, Lacey and Stam are executive officers of Loewen or one or more of its affiliates. On June 1, 1999, LWN, LGII and certain of their affiliates filed for bankruptcy protection under the United States Bankruptcy Code.

  Each of the Company's directors is elected to serve until their respective successor is elected and qualified (unless the director earlier resigns or is removed from office). Each of the Company's officers serves at the pleasure of the Board of Directors, subject to the rights under their employment agreements.

  With the exception of Mr. Poulsen, Directors of the Company receive no compensation for their service as Directors or for service on committees of the Board. All directors are reimbursed for all reasonable expenses of attendance at each meeting.

  The Board approved a new employment arrangement with Mr. Poulsen effective March 1, 2000, which replaced his previous consulting agreement. Under the terms of the new employment agreement, Mr. Poulsen's annual salary is $120,000. Mr. Poulsen may be terminated without "cause" (as defined in the employment agreement) at any time, but if so terminated, Mr. Poulsen will continue to receive his salary for twenty-four (24) months after the date on which the Company notifies him of the termination. The employment agreement provides that a resignation by Mr. Poulsen within three (3) months following a change in control of the Company is deemed a termination by the Company without cause. The proposed acquisition by Loewen of all of the outstanding shares of RH Holdings owned by Blackstone ("the Loewen Purchase") would constitute a change of control for purposes of the employment agreement. See
Item 13, "Certain Relationships and Related Transactions--Put/Call Agreement." Mr. Poulsen has the right to terminate the employment agreement at any time with 60 days notice to the Company.

  On March 20, 2001, a committee of the Company's Board of Directors authorized the grant of a bonus award to Mr. Poulsen in the amount of $ 335,000 pursuant to the Company's Phantom Equity Appreciation Plan. The bonus award is conditioned upon and payable only in the event that the closing of the Loewen Purchase occurs on or prior to December 31, 2001. On March 20, 2001, Blackstone granted Mr. Poulsen limited partnership units in a Blackstone partnership entity which will hold the Loewen Promissory Note (as defined in Item 11, "Executive Compensation--Change-in-Control Arrangements"), conditioned upon and granted only in the event that the closing of the Loewen Purchase occurs on or prior to December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth the compensation paid or accrued to the Chief Executive Officer and certain other executive officers of the Company (determined pursuant to applicable SEC rules) during the last three completed fiscal years. The position identified in the table for each person is their current position unless otherwise indicated:

                          SUMMARY COMPENSATION TABLE

                                       Annual
                                    Compensation
                                   --------------- Other Annual    All Other
 Name and Principal Position  Year Salary   Bonus  Compensation   Compensation
 ---------------------------  ---- ------- ------- ------------   ------------
Dillis E. R. Ward............ 2000 250,000  38,000        --          2,792(1)
 President & Chief Executive
  Officer                     1999 250,000 100,000        --          3,098
                              1998 257,692 106,250        --          3,287
Kenton C. Woods.............. 2000 160,431  25,000        --          2,180(2)
 Executive Vice President &
  Chief Financial Officer     1999 160,431  64,172        --          2,264
                              1998 155,000  65,952        --          2,102
Gary P. Baker................ 2000 135,511                          190,402(4)
 Senior Vice President--
  Operations(3)               1999 132,775  26,250        --          2,213
                              1998 105,000  26,563        --          2,288
Virginia C. Phillips......... 2000 104,000  12,000                    2,120(6)
 Executive Vice President--
  Chief Operations Officer(5) 1999  92,000   8,000                   25,644
                              1998  92,000   8,000                   26,978
Patrick L. Monroe............ 2000 104,000  10,500                    2,054(7)
 Vice President--Cemetery
  Operations                  1999 100,000  19,923                    2,060
                              1998  75,000  19,000                    2,066
Kimberley K. Cleaver......... 2000 226,185     --                     2,045(9)
 Senior Vice President--
  Sales(8)                    1999 523,616     --         --          2,120
                              1998 441,581     --    106,000(10)      2,049

--------
 (1) Amount includes $2,000 in matching contributions by the Company under its 401(k) profit-sharing plan and a payment of $792 for life insurance premiums.

 (2) Amount includes $2,000 in matching contributions by the Company under its 401(k) profit-sharing plan and a payment of $180 for life insurance premiums.

 (3) Mr. Baker terminated employment with the Company effective January 3,
     2001.

 (4) Amount includes: (i) $2,000 in matching contributions by the Company under its 401(k) profit-sharing plan; (ii) payment of $138 for life insurance premiums; and (iii) $188,264 in severance payments, management commissions, medical benefits, outplacement service reimbursements and other benefits paid or provided in connection with Mr. Baker's termination of employment with the Company.

 (5) Ms. Phillips was promoted to the position of Executive Vice President-- Chief Operations Officer effective September 1, 2000.

 (6) Amount includes $2,000 in matching contributions by the Company under its 401(k) profit-sharing plan and a payment of $120 for life insurance premiums. Amounts reportable for Ms. Phillips as "All Other Compensation" in 1999 and 1998 included reimbursement for educational expenses.

 (7) Amount includes $2,000 in matching contributions by the Company under its 401(k) profit-sharing plan and a payment of $54 for life insurance premiums.

 (8) Ms. Cleaver terminated employment with the Company effective May 31,
     2000.

 (9) Amount includes $2,000 in matching contributions by the Company under its 401(k) profit-sharing plan and a payment of $45 for life insurance premiums.

(10) Amount includes a payment of $100,000 as a housing allowance and a payment of $6,000 for automobile expenses.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

  Dillis R. Ward. The Company has an employment agreement with Mr. Ward dated as of July 10, 1998, pursuant to which Mr. Ward currently serves as the Company's President and Chief Executive Officer. Mr. Ward's base salary is $250,000, which is subject to annual review and may be increased (but not reduced) at the sole discretion of the Board. Mr. Ward's cash bonus may range from 0%-100% of his base salary and is based on the Company's performance as measured against EBITDA targets established annually by the Board. Mr. Ward may be terminated without "cause" (as defined in the employment agreement) at any time with 24 months notice to Mr. Ward, but if so terminated, he will receive (i) his then base salary and benefits through the effective date of the termination; (ii) his annual bonus for all years completed prior to the effective date of the termination; and (iii) a prorated portion of the annual bonus for the year in which the termination becomes effective. Mr. Ward's employment agreement provides that he will be entitled to a long-term incentive bonus at any time that Loewen purchases all of the shares of common stock of RH Holdings owned by Blackstone, provided that certain cumulative EBITDA targets are achieved. Such bonus will equal $500,000 if the EBITDA targets are met and such purchase occurs prior to 2002, and the payment amount will be increased by $100,000 each year thereafter up to a maximum of $900,000. Mr. Ward has the right to terminate the employment agreement at any time with 90 days notice to the Company.

  Kenton C. Woods. The Company has an employment agreement with Mr. Woods dated as of December 1, 1998, pursuant to which Mr. Woods currently serves as the Company's Senior Vice President and Chief Financial Officer. Mr. Woods' base salary is $169,000, which is subject to annual review and may be increased (but not reduced) at the sole discretion of the Board. Mr. Woods' cash bonus may range from 0%-100% of his base salary and is based on the Company's performance as measured against EBITDA targets established annually by the Board. Mr. Woods may be terminated without "cause" (as defined in the employment agreement) at any time with 12 months notice to Mr. Woods, but if so terminated, Mr. Woods will receive (i) his then base salary and benefits through the effective date of the termination; (ii) his annual bonus for all years completed prior to the effective date of the termination; and (iii) a prorated portion of the annual bonus for the year in which the termination becomes effective. Mr. Woods has the right to terminate the employment agreement at any time with 90 days notice to the Company.

  Virginia C. Phillips. The Company has an employment agreement with Ms. Phillips dated as of September 1, 2000, pursuant to which Ms. Phillips currently serves as the Company's Executive Vice President, Chief Operations Officer. Ms. Phillips' base salary is $131,000, which is subject to annual review and may be increased (but not reduced) at the sole discretion of the Board. Ms. Phillips' cash bonus may range from 0%-50% of her base salary and is based on the Company's performance as measured against EBITDA targets determined annually by the Board. Ms. Phillips is entitled to participate in the Company's Phantom Equity Plan and is eligible to receive up to 14% of the Bonus Pool as defined thereunder. Ms. Phillips may be terminated without "cause" (as defined in the employment agreement) at any time but if so terminated will receive one year's then base salary, plus a prorated portion of the annual bonus. Ms. Phillips has the right to terminate the employment agreement at any time with 90 days notice to the Company.

  Gary P. Baker. The Company entered into a Resignation and General Release Agreement with Mr. Baker dated as of December 14, 2000. Pursuant to the agreement, Mr. Baker resigned as the Company's Senior Vice President--Mortuary Operations effective January 3, 2001. Mr. Baker received severance equal to one year's base pay ($131,250) plus a liquidated bonus amount of $6,900, all payable on January 3, 2001. The Company agreed to reimburse Mr. Baker for the cost of outplacement services, up to $25,000. The Company also agreed to pay for twelve (12) months of COBRA coverage for Mr. Baker and to purchase and give Mr. Baker title to his company leased vehicle, valued at $21,629.

  Change-in-Control Arrangements. In November 2000 Loewen announced a tentative agreement with Blackstone to purchase all shares of RH Holdings owned by Blackstone (the "Loewen Purchase"). The transaction is conditioned upon the execution of definitive agreements by the parties, and is subject to approval by the U.S. Bankruptcy Court. If the transaction is consummated, RH Holdings and the Company will become wholly owned subsidiaries of Loewen. See
Item 13, "Certain Relationships and Related Transactions."

  On March 20, 2001, a committee of the Company's Board of Directors authorized the grant of bonus awards to each of the Company's executive officers pursuant to the Company's Phantom Equity Appreciation Plan (the "Plan"). Each of the bonus awards represents the right to receive a fixed sum in cash conditioned upon and payable only in the event that the closing of the Loewen Purchase occurs on or before December 31, 2001. The bonus amounts payable upon the closing of the Loewen Purchase (if it occurs on or before December 31, 2001) to each of the named executive officers are as follows:
Dillis R. Ward, $711,000; Kenton C. Woods, $585,000; Virginia C. Phillips, $172,000; Patrick L. Monroe, $105,000; and Gary P. Baker, $105,000 (Mr. Baker is entitled to receive a bonus award pursuant to the terms of his severance agreement with the Company).

  On March 20, 2001, Blackstone authorized the grant of limited partnership units in one of its partnership entities to certain of the Company's officers, conditioned upon and granted only in the event that the closing of the Loewen Purchase occurs on or before December 31, 2001. The partnership's sole asset will be a note from Loewen in the principal amount of $24,500,000 which bears interest at an annual rate of 12% and matures in 2011 (the "Loewen Promissory Note"). Each of the units represents a proportionate share in the principal and interest payments received by the partnership on the Loewen Promissory Note. The units were allocated among the participants in the same proportionate shares as the bonus amounts awarded by the Company pursuant to the Plan.

Compensation Committee Interlocks and Insider Participation

  The Company does not have a compensation committee. Compensation policies applicable to executive officers are determined by the Board of Directors. As directors of the Company, Mr. Ward and Mr. Poulsen participated in the deliberations of the Board concerning executive compensation.

  During fiscal 2000, Mr. Poulsen provided consulting services to the Company for which he was paid $16,046. As discussed in Item 10, "Directors and Executive Officers of the Registrant": (i) on March 20, 2001, the consulting agreement was terminated and replaced by an employment agreement providing for an annual salary of $120,000; (ii) on March 20, 2001, Mr. Poulsen was awarded a bonus amount of $335,000, conditioned upon and payable only in the event that the closing of the Loewen Purchase occurs on or prior to December 31, 2001; and (iii) on March 20, 2001, Blackstone granted Mr. Poulsen units in a Blackstone partnership entity which will hold the Loewen Promissory note, Conditioned upon and granted only in the event that the closing of the Loewen Purchase occurs on or prior to December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The Company is a direct, wholly owned subsidiary of RH Holdings. The following table sets forth certain information as of March 23, 2001 regarding the beneficial ownership of the common stock of RH Holdings:

                                                              Number  Percentage
                                                                of    of Common
   Name of Beneficial Owner                                   Shares    Stock
   ------------------------                                   ------- ----------
   The Blackstone Group L.P.(1).............................. 795.455   79.55%
   Loewen Group International, Inc.(2)....................... 204.545   20.45%
   Chinh E. Chu(3)...........................................     --      --
   David I. Foley(3).........................................     --      --
   Howard A. Lipson(3).......................................     --      --
   John Lacey(4).............................................     --      --
   Bradley Stam(4)...........................................     --      --
   Michael Weedon(4).........................................     --      --
   Dennis C. Poulsen.........................................     --      --
   Dillis E. R. Ward.........................................     --      --
   Virginia C. Phillips......................................     --      --
   Kenton C. Woods...........................................     --      --
   Patrick L. Monroe.........................................     --      --
   Gary Baker................................................     --      --
   Kim Cleaver...............................................     --      --
   All directors and executive officers as a group...........     --      --

--------
(1) Includes shares held by Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Rose Hills Offshore Capital Partners L.P., Blackstone Family Investment Partnership II L.P., and RHI Management Direct L.P., each of which is controlled by The Blackstone Group L.P. or an affiliate. The address for the Blackstone entities is c/o Blackstone Group L.P., 345 Park Avenue, New York, N.Y. 10154.

(2) The address for LGII is 311 Elm Street, Suite 1000, 1st Floor, Cincinnati, OH 45202. LGII is a wholly owned subsidiary of LWN.

(3) Messrs. Chu, Foley and Lipson are affiliated with The Blackstone Group L.P. in the capacities described under Item 10, "Directors and Executive Officers of the Registrant," above. Each of Messrs. Chu, Foley and Lipson disclaim beneficial ownership of the shares owned or controlled by The Blackstone Group L.P. and its affiliates.

(4) Messrs. Lacey, Stam and Weedon are affiliated with Loewen in the capacities described under Item 10, "Directors and Executive Officers of the Registrant," above. Each of Messrs. Lacey, Stam and Weedon disclaim beneficial ownership of the shares owned or controlled by Loewen and its affiliates.

  See Item 13, "Certain Relationships and Related Transactions" for a description of certain arrangements, the operation of which may, at a subsequent date, result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The summaries of the Shareholders' Agreement, the Put/Call Arrangement, the Administrative Services Agreement, and the Loewen Settlement Agreement set forth below do not purport to be complete and are qualified in their entirety by reference to all the provisions of the Stockholders' Agreement, the Put/Call Agreement, the Administrative Services Agreement, and the Loewen Settlement Agreement, respectively. Copies of the Stock Purchase Agreement, the Stockholders' Agreement, the Put/Call Agreement, the Administrative Services Agreement and the Loewen Settlement Agreement are incorporated by references as exhibits to this Annual Report on Form 10-K.

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

  Under the terms of the Shareholders' Agreement, Blackstone and LGII have the right to designate five and three nominees as directors, respectively, to the Board of Directors of RH Holdings (the "Board'). Each of Blackstone and LGII further agreed (i) to vote all of its shares of RH Holdings Common Stock to ratify and adopt any and all actions adopted or approved by the Board and (ii) subject to certain exceptions related to the election and removal of directors, not to vote any of its shares of RH Holdings Common Stock in favor of any resolution, give any consent with respect to any matter or take any other action as a stockholder of RH Holdings unless such resolution, matter or other action first shall have been adopted or approved by the Board and recommended by it for adoption, approval or consent by the shareholders. In addition, the By-Laws of RH Holdings provide that certain actions by or with respect to RH Holdings will require the unanimous consent of the Board. See "Certain Matters Subject to Supermajority Vote".

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

Put/Call Arrangement

  Pursuant to a separate agreement among Blackstone, LWN, LGII and LN Sub (the "Put/Call Agreement"), (i) LGII has a call option, exercisable from and after November 19, 2000 (the fourth anniversary of the Acquisition Closing Date), until but excluding November 19, 2002 (the sixth anniversary of the Acquisition Closing Date) to purchase all of Blackstone's shares of RH Holdings Common Stock (the "Call Option") and (ii) Blackstone has a put option, exercisable from and after November 19, 2002 (the sixth anniversary of the Acquisition Closing Date) until but excluding November 19, 2004 (the eighth anniversary of the Acquisition Closing Date) to require LGII to purchase Blackstone's shares of RH Holdings Common Stock (the "Put Option"). The option price in either case is derived from a formula based on EBITDA. The performance by LGII of its obligations under the Put/Call Agreement is guaranteed by LWN.

  On June 1, 1999, LWN, LGI and LN Sub filed for protection from their creditors under Chapter 11 of the U.S. Bankruptcy Code. On November 15, 2000, LWN submitted a plan of reorganization to the U.S. Bankruptcy Court. The Plan was amended on February 15, 2001. In the plan, LWN disclosed that it had reached a tentative agreement with Blackstone and RHMID, pursuant to which Blackstone would exercise its put and a subsidiary of reorganized Loewen would acquire 100% of the outstanding common stock of RH Holdings. The proposed acquisition is conditioned upon the execution of a definitive settlement agreement among the parties, and is subject to U.S. Bankruptcy Court approval. If the acquisition is consummated, RH Holdings will become a wholly owned subsidiary of LWN following its bankruptcy reorganization, and the Shareholders' Agreement and the Put/Call Agreement will terminate.

  The exercise of either the Call Option or the Put Option will not give rise to a Change of Control under the Indenture.

  Monitoring Fee Arrangement. Pursuant to the Put/Call Agreement, from the Acquisition Closing Date until the date on which Loewen or Blackstone exercises the Call Option or the Put Option, an affiliate of Blackstone will receive a monitoring fee equal to $250,000 per annum (as such fee may be increased to account for inflation) from the Company (the "Monitoring Fee Arrangement"). The Company paid $250,000 in fiscal 1999 and $250,000 in fiscal 2000 to Blackstone pursuant to the Monitoring Fee Arrangement.

Administrative Services Agreement

  In connection with the Acquisition, the Company engaged Loewen to provide certain administrative services and to share certain resources pursuant to an Administrative Services Agreement. The services to be provided by Loewen under the Administrative Services Agreement included: accounting services, computer, telecommunications, general operations support, legal services, environmental compliance, regulatory compliance, employee training and corporate development. In addition, Loewen agreed to provide management expertise in planning MIS, sales, tax, and fund management strategy. The Company also could benefit under the Administrative Services Agreement from access to some of Loewen's vendor agreements.

  As compensation for services provided under the Administrative Services Agreement, Loewen would be entitled to receive from the Company a fee (the "Administrative Services Fee"), payable monthly in arrears and in an aggregate annual amount equal to $334,000 for the first year following the Acquisition Closing Date and $250,000 for the second year following the Acquisition Closing Date, to be increased by 2.5% for each year thereafter until the termination of the Administrative Services Agreement. The Company was also generally required (in certain cases, subject to approval in advance by Blackstone) to reimburse Loewen for all out-of-pocket costs and expenses incurred by it from third parties in connection with performing the administrative services described in the Administrative Services Agreement. The Company recorded and paid $250,000 during fiscal 1998 and recorded $289,000 during fiscal 1999 in Administrative Services Fees under the Administrative Services Agreement.

  In July 1999, the Company began proceedings to terminate the Administrative Services Agreement due to a disagreement between Loewen and the Company with respect to the value of services rendered by Loewen under the Agreement. On February 4, 2000, the Company filed a motion in U.S. Bankruptcy Court for an order setting a deadline for Loewen to assume or reject the Administrative Services Agreement. On March 4, 2000, the parties agreed at a hearing to resolve the motion through a stipulation and order. As a result of the order, effective March 1, 2000, the Company is no longer obligated to pay Loewen for administrative services under the Administrative Services Agreement until such time as Loewen exercises its right to assume the Administrative Services Agreement or the Company requests that services be performed thereunder.

  Management believes that the Company has sufficient resources and expertise to internally meet its needs for the type of services contemplated under the Administrative Services Agreement and that it is unlikely that the Company will request services from Loewen. However, if Loewen should exercise its right to assume the Administrative Services Agreement, the Company could be required to pay the Administrative Services Fee whether or not the Company derives any actual benefit.

  As of December 2000, the Company had accrued a total of $332,000 in unpaid Administrative Services Fees due Loewen under the Administrative Services Agreement. The Company had further accrued, over the life of the Administrative Services Agreement, $400,000 due Loewen as reimbursement for out-of-pocket costs and expenses incurred by Loewen from third parties in connection with performing the administrative services described in the Administrative Services Agreement. In December 2000, as part of the Loewen Settlement Agreement described below, the Company paid Loewen the sum of $514,000 in full settlement of all amounts due Loewen under the Administrative Services Agreement, including both Administrative Services Fees and reimbursement of expenses.

  The Administrative Services Agreement is subject to termination automatically upon closing following the exercise of the Call Option or the Put Option, and at the option of the Company under certain other circumstances, including the failure of Loewen to fully exercise the options set forth in the third paragraph under "Shareholders Agreement" above.

Loewen Settlement Agreement

  The Company and Loewen were involved in a dispute with respect to the right to receive proceeds arising from the sale of a vacant parcel of land to an unrelated party in October, 1999. The Company maintained that it was the legal owner of the Property, and as such, that the Company was entitled to receive the sale proceeds. Loewen disputed the Company's contention, and the sale proceeds of approximately $936,000 remained in escrow pending resolution of the dispute.

  On September 27, 2000, the Company and Loewen entered into a letter agreement (the "Loewen Settlement Agreement") that resolved the dispute of the escrow. At the time the Loewen Settlement Agreement was executed, the escrow contained approximately $968,000, inclusive of $32,000 in accrued interest. Pursuant to the Loewen Settlement Agreement, which was approved by the U.S. Bankruptcy Court on November 12, 2000, Loewen consented to the release to the Company of the entire $968,000. This amount was partially offset by the obligation of the Company to pay Loewen the sum of $514,000 to settle amounts due under the Administrative Services Agreement as described above.

Formation of RHIMD; Loans to Management

  In connection with the Acquisition Transaction, on the Acquisition Closing Date, RHIMD purchased 10.2273 shares (approximately 1.02%) of RH Holdings common stock (the "RHIMD-Owned Stock"). PSI P&S Corp., an affiliate of Blackstone Group L.P., is the general partner of RHIMD. Limited partnership interests in RHIMD have subsequently been allocated to certain officers of the Company (the "RHIMD Limited Partners").

  In order to effect the purchase of the RHIMD-Owned Stock, on the Acquisition Closing Date, the Company made a loan to RHIMD in the principal amount of $450,000 which is evidenced by a note bearing interest at an annual rate of 9% and secured by the RHIMD-Owned Stock. RHIMD is deemed to have made loans to each of the RHIMD Limited Partners in connection with their subscription for limited partnership interests in RHIMD. Individual subscription agreements and loan documents have not yet been executed.

Certain Matters Subject to Supermajority Vote

  The By-Laws of RH Holdings provide that the following matters require the unanimous approval of the Board of Directors: (1) amendments to the Certificate of Incorporation or By-Laws of RH Holdings; (2) transactions involving the merger, consolidation or sale of substantially all of the assets of RH Holdings; (3) the declaration or payment of any cash dividend or other distribution to the shareholders of RH Holdings (other than payments pursuant to the Administrative Services Agreement or payment of the monitoring fee to Blackstone described under "Put/Call Arrangement") and (4) issuances of additional shares of capital stock, except for issuances to third parties and issuances of additional shares of capital stock to the extent they are required to be issued to cure or prevent an event of default or failure of any financial covenants under the Bank Credit Agreement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as a part of this report:

1. Financial Statements
 Index to Financial Statements

                                                                            Page
                                                                            ----
ROSE HILLS COMPANY CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report..............................................   32
Consolidated Balance Sheets as of December 31, 2000 and 1999..............   33
Consolidated Statements of Operations for the Years ended December 31,
 2000, 1999 and 1998......................................................   34
Consolidated Statements of Cash Flows for the Years ended December 31,
 2000, 1999 and 1998......................................................   35
Consolidated Statements of Stockholder's Equity for the Years ended
 December 31, 2000, 1999 and 1998.........................................   36
Notes to Consolidated Financial Statements................................   37

2. Financial Statement Schedule
 Schedule II--Valuation and Qualifying Accounts ..........................   59

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

   10.11***** --Letter Agreement dated September 27, 2000 by and between the
               Loewen Group, Inc. and Rose Hills Company

   10.12**    --Employment Agreement, dated July 10, 1998 by and between Rose
               Hills Company and Dillis R. Ward.

   10.13***   --Employment Agreement, dated December 1, 1998 by and between
               Rose Hills Company and Kenton C. Woods.

   10.14***   --Employment Agreement, dated December 1, 1998 by and between
               Rose Hills Company and Gary P. Baker.

   10.15***   --Employment Agreement, dated March 23, 1999 by and between Rose
               Hills Company and Kimberly K. Cleaver.

   10.16*     --Non-Competition Agreement dated as of November 19, 1996 between
               RH Mortuary Corporation and Kendall E. Nungesser.

   10.17*     --Non-Competition Agreement dated as of November 19, 1996 between
               RH Mortuary Corporation and Dennis C. Poulsen.

   10.18**    --Non-Competition Agreement dated as of November 19, 1996 between
               RH Mortuary Corporation and Sandy V. Durko.

   10.19***   --Profit Sharing/401K Plan

   10.20***** --Employment Agreement, dated September 1, 2000 by and between
               Rose Hills Company and Virginia C. Phillips.

   10.21***** --Employment Agreement, dated November 6, 2000 by and between
               Rose Hills Company and Joseph R. Schillaci.

   10.22****  --Employment Agreement, effective March 1, 2000 by and between
               Rose Hills Company and Dennis C. Poulsen.

   10.23***** --Resignation and General Release Agreement, dated December 14,
               2001, by and between Rose Hills Company and Gary Baker.

   10.24***** --Rose Hills Company Phantom Equity Appreciation Plan effective
               January 1, 2000 and Form of Award Agreement.

   12*****    --Statement Re-Computation of Earnings to Fixed Charges Ratio.

   21***      --Subsidiaries of Rose Hills Company (formerly known as Rose
               Hills Acquisition Corp.).

(c) Reports on Form 8-K

  None
--------
    * Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 (Registration No. 33-321411)

   ** Incorporated by reference from Rose Hills' Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 5, 1998

  *** Incorporated by reference from Rose Hills' Report on Form 10-K for the year ended December 31, 1999, filed on March 24, 1999

 **** Incorporated by reference from Rose Hills' Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 10, 2000.

***** Filed herewith

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

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rose Hills Company and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  As discussed in note 3 to the consolidated financial statements, the Company changed its method of recognizing revenue in 2000.

                                          KPMG LLP

Los Angeles, California
March 2, 2001 (Except as to
 Note 18, which is as of March
 20, 2001)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999
                      (In thousands, except share amounts)

                                                               2000      1999
                                                             --------  --------
                           ASSETS
Current assets:
 Cash and cash equivalents ................................. $  8,171  $  2,150
 Accounts receivable, net of allowances ....................   12,662    11,805
 Inventories ...............................................    1,042       991
 Prepaid expenses and other current assets .................    2,640     5,277
 Deferred tax asset ........................................    3,550     3,508
                                                             --------  --------
    Total current assets ...................................   28,065    23,731
Long-term receivables, net of allowances ...................   14,012    18,729
Cemetery property, at cost .................................   74,551    77,003
Property and equipment, net ................................   59,870    59,292
Goodwill ...................................................  118,330   121,629
Deferred finance charges ...................................    5,777     7,534
Receivables from service trusts.............................    7,323     5,738
Other assets ...............................................    2,533     2,565
                                                             --------  --------
    Total assets ........................................... $310,461  $316,221
                                                             ========  ========

            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable and accrued liabilities .................. $  9,759  $ 10,377
 Current portion of long-term debt .........................    7,842     3,832
                                                             --------  --------
    Total current liabilities ..............................   17,601    14,209
Retirement plan liabilities ................................    6,876     6,990
Deferred tax liability .....................................    3,065     8,271
Subordinated notes payable .................................   80,000    80,000
Bank senior-term loan ......................................   61,581    68,513
Other long-term debt .......................................    1,658     1,913
Other liabilities ..........................................       50     4,336
Deferred Revenue............................................   17,995       --

Commitments and contingencies

Stockholder's equity:
 Common stock, par value of $.01. Authorized and outstanding
  1,000 shares .............................................      --        --
 Additional paid-in capital ................................  129,554   129,554
 Accumulated (deficit) earnings ............................   (7,919)    2,435
                                                             --------  --------
    Total stockholder's equity .............................  121,635   131,989
                                                             --------  --------
    Total liabilities and stockholder's equity.............. $310,461  $316,221
                                                             ========  ========

          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                   2000      1999      1998
                                                 --------  --------  --------
Sales and services:
 Funeral sales and services .................... $ 32,299  $ 33,248  $ 31,923
 Cemetery sales and services ...................   44,284    52,744    49,361
                                                 --------  --------  --------
    Total sales and services ...................   76,583    85,992    81,284
                                                 --------  --------  --------
Cost of sales and services:
 Funeral sales and services ....................   23,712    22,345    20,660
 Cemetery sales and services ...................   31,883    34,388    32,208
                                                 --------  --------  --------
    Total cost of sales and services ...........   55,595    56,733    52,868
                                                 --------  --------  --------
    Gross profit................................   20,988    29,259    28,416
General and administrative expenses ............    7,582     7,143     7,399
Amortization of purchase price in excess of net
 assets acquired and other intangibles..........    3,704     3,707     3,752
                                                 --------  --------  --------
    Income from operations .....................    9,702    18,409    17,265
Interest expense ...............................  (16,148)  (15,979)  (16,526)
Finance income..................................    3,182     2,411     2,280
Income from settlement agreement................      --      2,500       --
                                                 --------  --------  --------
    (Loss) income before income taxes and
     cumulative effect of accounting change.....   (3,264)    7,341     3,019
Income tax (benefit) expense ...................     (377)    3,644     1,985
                                                 --------  --------  --------
Net (loss) income before cumulative effect of
 accounting change..............................   (2,887)    3,697     1,034
Cumulative effect of accounting change (net of
 income tax benefit of $4,862)..................   (7,467)      --        --
                                                 --------  --------  --------
    Net (loss) income .......................... $(10,354) $  3,697  $  1,034
                                                 ========  ========  ========


          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                      2000     1999      1998
                                                    --------  -------  --------
Cash flows from operating activities:
 Net (loss) income ...............................  $(10,354) $ 3,697  $  1,034
                                                    --------  -------  --------
 Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
  Depreciation and amortization ..................     7,977    7,675     6,846
  Amortization of deferred finance cost...........     1,757    1,757     1,757
  Amortization of cemetery property ..............     2,967    3,828     2,615
  Provision for bad debts and sales cancellation
   ...............................................     1,202    5,106     3,011
  Cumulative effect of change in accounting
   principle......................................     7,467      --        --
  Provision for deferred taxes ...................    (5,248)   2,433     1,906
  Loss on disposal of property and equipment......         1      260         9
  Changes in assets and liabilities, net of
   effects of acquisition transaction:
   Accounts receivable ...........................     1,643   (8,330)  (14,254)
   Inventories ...................................       (51)     (12)      (99)
   Prepaid expenses and other current assets .....     2,637     (354)   (1,902)
   Accounts payable and accrued liabilities ......      (617)  (5,891)    4,401
   Retirement plan liabilities ...................      (114)    (157)     (242)
   Net deferred revenue...........................    10,526      --        --
   Other assets and liabilities ..................    (5,742)  (2,106)   (1,012)
                                                    --------  -------  --------
     Net cash provided by operating activities ...    14,051    7,906     4,070
                                                    --------  -------  --------
Cash flows from investing activities:
 Capital expenditures ............................    (4,857)  (3,691)   (5,080)
 Cash paid for acquisitions, net of cash received
  ................................................       --       --       (776)
 Proceeds from disposal of property and
  equipment.......................................         4      250        39
                                                    --------  -------  --------
     Net cash used in investing activities .......    (4,853)  (3,441)   (5,817)
                                                    --------  -------  --------
Cash flows from financing activities:
 (Repayments of) proceeds from borrowings under
  Bank Credit Agreement...........................    (3,053)  (2,000)      507
 Increase (repayments) of other long-term debt ...       522   (1,452)      (51)
 Principal payments of capital lease obligations
  ................................................      (646)    (508)     (526)
                                                    --------  -------  --------
     Net cash used in financing activities .......    (3,177)  (3,960)      (70)
                                                    --------  -------  --------
     Net increase (decrease) in cash and cash
      equivalents ................................     6,021      505    (1,817)
Cash and cash equivalents at beginning of period
 .................................................     2,150    1,645     3,462
                                                    --------  -------  --------
Cash and cash equivalents at end of period .......  $  8,171  $ 2,150  $  1,645
                                                    ========  =======  ========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest........................................  $ 14,401  $14,193  $ 14,730
  Income taxes ...................................       200      --        859
                                                    --------  -------  --------
Acquisition of businesses:
 Cash paid for acquisitions ......................       --       --        776
                                                    --------  -------  --------
 Cash paid for acquisitions, net of cash received
  ................................................       --       --   $    776
                                                    ========  =======  ========

          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                  Years ended December 31, 2000, 1999 and 1998
                    (In thousands except for share amounts)

                                     Additional                 Total
                           Shares     paid-in   Accumulated Stockholder's
                         outstanding  capital     Deficit      Equity
                         ----------- ---------- ----------- -------------
Balance, December 31,
 1997...................    1,000     $129,554   $ (2,296)    $127,258
Net income..............      --           --       1,034        1,034
                            -----     --------   --------     --------
Balance, December 31,
 1998 ..................    1,000     $129,554   $ (1,262)    $128,292
Net income .............      --           --       3,697        3,697
                            -----     --------   --------     --------
Balance, December 31,
 1999...................    1,000     $129,554   $  2,435     $131,989
Net loss ...............      --           --     (10,354)     (10,354)
                            -----     --------   --------     --------
Balance, December 31,
 2000...................    1,000     $129,554   $ (7,919)    $121,635
                            =====     ========   ========     ========



          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Basis of Presentation

  The December 31, 2000 consolidated financial statements of Rose Hills Company and subsidiaries (collectively the Company) (a wholly owned subsidiary of Rose Hills Holding Corp.) (RH Holdings) include the accounts of RH Mortuary Corporation (the Mortuary), RH Satellite Properties Corporation (the Satellite Properties) and RH Cemetery Corporation (the Cemetery). The Company is the successor to the operations of Roses, the Association and the Satellite Properties, as described below under Acquisition Transaction. The Company had no prior operations. RH Holdings was formed by Blackstone Capital Partners II Merchant Banking Fund L.P. and affiliates (Blackstone), RHI Management Direct L.P. (RHIMD) and the Loewen Group Inc. and affiliates (Loewen) (collectively the Buyers), in order to purchase certain mortuary and cemetery operations (the Acquisition Transaction) as discussed below.

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

  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and the prevailing practices within the cemetery and mortuary industry. All significant intercompany accounts and transactions have been eliminated.

 Acquisition Transaction

  In connection with the Acquisition Transaction, Blackstone, RHIMD and Loewen contributed to RH Holdings and RH Holdings contributed to the Company $106.6 million in cash ($107 million less $.4 million advanced by the Company to RHIMD to finance its purchase of common stock of RH Holdings).

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

  Effective November 19, 1996, per terms of the merger agreement (the Merger Agreement), the Company, through its subsidiary RH Mortuary Corporation, acquired the common stock of Roses, Inc. (Roses), the predecessor mortuary, in consideration of the payment of $59.9 million in cash after giving effect to the repayment of outstanding indebtedness of Roses, Inc. Upon consummation of the Merger Agreement, RH Mortuary Corporation was merged with and into Roses.

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

 Reclassification

  Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

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

 (c) Cemetery Operations

  Pre-need sales of cemetery interment rights are recognized in accordance with the guidance of Statement of Financial Accounting Standards No. 66, Accounting for the Sales of Real Estate (FAS 66). Accordingly, sales of interment rights are recognized under the full accrual method, the percentage of completion method, or the deposit method depending on the level of the buyer's down payment and any continuing involvement the Company has in developing sold property. Direct and acquisition costs of the sales are deferred and recognized concurrent with the recognition of the deferred sales.

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

  It is the Company's policy to voluntarily trust 100% of pre-need service revenue when contracts are paid in full. Also, the Company has an agreement with a vendor to purchase pre-need merchandise when the sales contracts are paid in full. Funds voluntarily trusted for pre-need cemetery services are included in the consolidated financial statements as receivables from service trust.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Effective January 1, 2000, the Company changed its method of accounting for the pre-need sales of cemetery products and services. See note 3.

 (d) Pre-arranged Funeral Services

  Pre-arranged funeral services provide for future funeral services and are generally determined by prices prevailing at the time the contract is signed. The payments made under the contract are either placed in trust or are used to pay the premiums of life insurance policies under which the Company will be designated as beneficiary. The pre-need funeral insurance policies sold by the Company are whole-life policies sold on a pre-need basis to pay for the cost of funeral services. Commissions earned are based on a combination of factors, such as the amount of funeral cost coverage sold, the age of the insured and the volume of monthly sales activity. Insurance commissions earned and related selling expenses are recognized when the policies are accepted by the insurance company. Except for insurance commissions and amounts not required to be trusted which are used to defray the initial costs of administration, no income is recognized until the performance of a specific funeral.

  Trust fund principal amounts and insurance contract amounts, together with trust fund investment earnings retained in trust and annual insurance benefits, are deferred until the service is performed. The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services. Upon performance of the specific funeral service, the Company will recognize the trust fund principal amount or insurance contract amounts together with the accumulated trust earnings and annual insurance benefits as funeral revenues. Costs relating to the sale of pre-arranged funeral services, including sales commission expense, are expensed in the period incurred.

 (e) Receivables

  Receivables due from customers for cemetery property, merchandise and services sold in advance of need are generally collected over one to seven years and bear interest at the rate of 11.75% per annum. An allowance for sales cancellations has been established to recognize that cemetery property sold in advance of need, for which a minimum down payment is received, may be subsequently cancelled. Accordingly, as of December 31, 2000 and December 31, 1999, allowance for sales cancellations totaled $2,223,000 and $2,981,000, respectively. A provision of $1,717,000, $4,685,000, and $2,071,000 was charged to cemetery sales to provide for estimated future cancellations for the years ended December 31, 2000, 1999 and 1998, respectively.

  In addition, receivables due from customers for cemetery and mortuary goods and services provided at the time of need are generally collected over a period of one to five years bearing interest at the rate of 12% per annum. An allowance for doubtful accounts has been established to recognize that a portion of these types of receivables may not ultimately be collectible. As of December 31, 2000 and 1999, the allowance for doubtful accounts totaled $333,000 and $398,000, respectively.

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

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 (h) Property and Equipment

  Property and equipment are valued at fair market value at the acquisition date, with additions subsequent to the acquisition date recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

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

 (i) Goodwill

  The excess of purchase price over the fair value of identifiable net assets acquired (goodwill) is being amortized by use of the straight-line method over a 40-year period. As of December 31, 2000 and 1999, accumulated amortization was $13,603,000 and $10,304,000, respectively.

 (j) Covenants Not to Compete

  Covenants not to compete included in "Other Assets" on the consolidated balance sheets represent amounts prepaid or the present value of future payments under noncompetition agreements with certain key management personnel of acquired operations.

  Amortization of such covenants not to compete is provided by use of the straight-line method over the terms of the relevant agreements, typically ten years. As of December 31, 2000 and 1999, accumulated amortization of covenants not to compete was $1,726,000 and $1,320,000, respectively.

 (k) Deferred Financing Cost

  Deferred financing costs relating to the bank senior-term loan and the senior subordinated notes are being amortized over the life of the loan and the notes based on the effective interest method. As of December 31, 2000 and 1999, accumulated amortization of these costs was $7,231,000 and $5,474,000, respectively.

 (l) Derivative Instruments

  The Company enters into derivative transactions with financial institutions only as hedges of other financial transactions and not for speculative purposes. The Company's policies do not allow leveraged transactions and are designed to minimize credit and concentration risk with counter parties.

 (m) Income Taxes

  The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

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

 (o) Impairment of Long-Lived Assets

  The Company assesses the carrying value of long-lived assets by comparing their fair value to their carrying amounts. It recognizes impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted operating cash flows are not sufficient to recover the assets' carrying amount.

 (p) Earnings (Loss) per Share

  Earnings (loss) per share have not been included, as the Company is a wholly owned subsidiary.

(3) Change in Accounting Principles

  In response to the issuance of Staff Accounting Bulletin No.101 (SAB 101) and consultation with the U.S. Securities and Exchange Commission, the Company changed the following accounting principles effective January 1, 2000:

  Revenue recognition of pre-need interment rights are now accounted for in accordance with FAS 66. The direct and acquisitions costs for the deferred sales are now deferred and recognized concurrent with the recognition of the deferred sales. Previously, the Company recognized the sale of pre-need interment rights, and their related costs, at the time of sale.

  Revenue recognition of pre-need cemetery services and merchandise, and their direct and acquisition costs, are now deferred until time of delivery or performance of service. Previously, the Company recognized the sale of pre-need service and merchandise, and their related costs, at the time of sale.

  Earnings realized by the cemetery service and merchandise trust funds are now deferred until the underlying service and merchandise is delivered. Previously, the Company recognized the earnings as they accrued.

  The cumulative effect of these changes in accounting principles on prior years resulted in $12,329,000 decrease in net earnings before taxes and $7,467,000 decrease in net earnings after taxes.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(4) Prepaid Expenses and Other Current Assets

  Prepaid expenses and other current assets consist of the following at December 31, 2000 and 1999 (in thousands):

                                                                   2000   1999
                                                                  ------ ------
   Due from insurance companies.................................. $  881 $1,239
   Due from Funeral Service Trust................................    106     35
   Due from Endowment Care Fund..................................    534    825
   Prepaid insurance.............................................    210    278
   Other.........................................................    909  2,900
                                                                  ------ ------
     Prepaid expenses and other current assets................... $2,640 $5,277
                                                                  ====== ======

(5) Property and Equipment

  Property and equipment consist of the following at December 31, 2000 and 1999 (in thousands):

                                                                 2000    1999
                                                                ------- -------
   Land........................................................ $ 8,261 $ 8,261
   Buildings and improvements..................................  41,980  41,395
   Furniture, fixtures and equipment...........................   7,798   7,155
   Vehicles....................................................   3,324   2,107
   Computers and computer software.............................   5,568   5,718
   Construction in progress....................................   6,187   4,064
                                                                ------- -------
     Total property, plant and equipment.......................  73,118  68,700
   Less accumulated depreciation...............................  13,248   9,408
                                                                ------- -------
     Property and equipment, net............................... $59,870 $59,292
                                                                ======= =======

(6) Accounts Payable and Accrued Liabilities

  Accounts payable and accrued liabilities consist of the following at December 31, 2000 and 1999 (in thousands):

                                                                  2000   1999
                                                                 ------ -------
   Trade payables............................................... $1,359 $   189
   Interest.....................................................  1,346   1,248
   Property taxes...............................................  2,605   2,191
   Payroll and related costs....................................  1,110   1,760
   Other payables...............................................  1,312     990
   Other accrued expenses.......................................  2,027   3,999
                                                                 ------ -------
                                                                 $9,759 $10,377
                                                                 ====== =======

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

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through the use of derivatives. The amounts exchanged during the term of the derivatives are calculated on the basis of the notional amounts and the other contractual conditions of the derivatives.

  The Company has entered into interest rate Collar Agreements, which effectively set maximum and minimum interest rates on the principal amount of Senior Debt (note 12), ranging from a floor of 5.5% (the Company would pay 5.5% even if rates fall below that level) to a maximum or cap of 6.5% through December, 2000. The Collar Agreement was based on three-month LIBOR. The fair value of the Collar Agreement at December 31, 1999 was a favorable $85,000. The Collar Agreement had expired as of December 31, 2000.

  The counter-party to these contractual relationships is a major financial institution with which the Company has other financial relationships. The Company is exposed to credit losses in the event of non-performance by the other parties to the interest rate Collar Agreements. However, the Company does not anticipate non-performance by the other party, and no material loss would be expected from non-performance of such counterpart.

(8) Cemetery Funds

 (a) Endowment Care Fund

  The Company, pursuant to state law, has placed the cemeteries under endowment care. Therefore, when cemetery property is sold, an endowment care charge is made for which a minimum amount is statutory. Charges are payable to the Endowment Care Fund (the Fund), a separate 501(c)(13) organization, when the total sales contract amount has been collected. Since a substantial portion of pre-need cemetery property sales is made on an installment basis, many of the charges are not due currently. Generally, the installment receivables, including late charges, are collectible within one to seven years. As of December 31, 2000 and 1999, amounts owed to the Funds, but not yet due or collected from customers, amounted to $1,742,000 and $1,977,000, respectively. The Funds' assets are invested under the direction of the Board of Trustees of the Funds. The principal of the funds generally cannot be withdrawn by the Company and therefore is not included on the consolidated balance sheet. The change in net assets of the Funds, net of amounts required to be withheld under state law, is paid by the Funds to the Company and is used for the care, maintenance and embellishment of the cemeteries. As allowable by state law, a portion of the undistributed capital gains of the Funds has been reserved and is available to the Company at the discretion of the Trustees for future maintenance, repair or restoration of property or embellishment. The amounts earned by the Funds and transferred to the Company are reported in the consolidated statements of operations and amounted to $3,814,000, $3,770,000 and $3,791,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

  Total assets of the Funds are $63,671,000 and $62,589,000 at December 31, 2000 and 1999, respectively, and consist primarily of cash and investments carried at fair market value. Total liabilities of the Funds are $837,000 and $1,123,000 at December 31, 2000 and 1999, respectively, which includes amounts payable to the Company. Total net assets of $62,834,000 and $61,466,000 at December 31, 2000 and 1999, respectively, resulted primarily from Funds' deposits received or receivable from customers, capital gains (net of transfers to reserves) and holding losses experienced by the Funds.

 (b) Special Care Funds

  In 1998, the Company established Special Care Funds (SCF) pursuant to state law for the investment of proceeds from the sale of pre-need cemetery services and merchandise. The Company's policy is to voluntarily

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

set aside in trust, 100% of the pre-need service revenue when the contracts are paid in full. American Funeral and Cemetery Trust Services is the trustee of the Special Care Funds.

  Total assets of the SCF are $7,925,000 and $6,132,000 at December 31, 2000 and 1999, respectively, and consist primarily of cash and investments carried at fair market value. Total liabilities of the SCF are $308,000 at December 31, 2000 and 1999, which includes amounts payable to the Company. Total net assets of $7,617,000 and $5,824,000 at December 31, 2000 and 1999,
respectively, resulted primarily from SCF deposits received or receivable from customers, capital gains (net of transfers to reserves) and holding losses experienced by the SCF's.

(9) Pre-need Funeral Service Debentures

  From 1960 to 1975, the Association (the predecessor cemetery) sold pre-need funeral service debentures at face amounts under subscription agreements, which provided for the collection of the amount on an installment basis. Debentures were issued in denominations of $125 each when installments of the amount were collected. As of December 31, 2000 and 1999, the debentures subscribed pursuant to the subscription agreements amounted to less than $10,000. The Company may redeem the debentures at any time prior to maturity at the face amount or the holders thereof may at any time apply the debentures to the purchase price of funeral services and arrangements furnished by the Company.

  Additionally, the subscription agreements may be canceled at any time by either the Company or the subscriber. Interest on the debentures is calculated at the rate of 3% per annum, is payable semiannually and continues to accrue on debentures not presented for payment on their maturity date.

  Under the indenture and supplemental indentures, as amended, the Company is required to make payments to a trustee of the fund to be used for the retirement of the debentures at maturity or upon their application to the purchase price of funeral services. Initial funding payments in amounts equal to 25% of the face amount of debentures being issued were required at the time of issuance. The issued and outstanding debentures at December 31, 2000, equaling $609,000, have matured.

(10) Income Taxes

  The provision for income tax (benefit) expense is as follows (in thousands):

                                                          2000     1999   1998
                                                         -------  ------ ------
     Current:
      Federal........................................... $   --   $  792 $  --
      State.............................................       9     419     79
                                                         -------  ------ ------
         Total current..................................       9   1,211     79
                                                         -------  ------ ------
     Deferred:
      Federal...........................................  (4,676)  2,105  1,502
      State.............................................    (578)    328    404
                                                         -------  ------ ------
         Total deferred.................................  (5,248)  2,433  1,906
                                                         -------  ------ ------
         Total income tax (benefit) expense............. $(5,239) $3,644 $1,985
                                                         =======  ====== ======

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Differences between the provision for income tax (benefit) expense (exclusive of the tax benefit related to the cumulative effect of the accounting change) and income tax (benefit) expense at the statutory Federal income tax rate are as follows (in thousands):

                                                          2000     1999   1998
                                                         -------  ------ ------
     Expected Federal tax (benefit) expense............. $(1,110) $2,496 $1,027
     Net tax effects of:
      Goodwill amortization.............................     702     712    709
      State taxes, net of Federal benefit...............    (190)    428    319
      Other.............................................     221       8    (70)
                                                         -------  ------ ------
         Actual income tax (benefit) expense............ $  (377) $3,644 $1,985
                                                         =======  ====== ======

  The components of the net deferred tax balances at December 31, 2000 and 1999 are as follows (in thousands):

                                                               2000     1999
                                                              -------  -------
     Deferred tax assets:
      Operating reserves..................................... $   735  $   --
      Retirement benefits....................................   1,486    1,585
      Other reserves.........................................     --     2,280
      Net operating loss.....................................   2,998      --
      Deferred revenue and other.............................   3,805      228
                                                              -------  -------
         Total deferred tax assets........................... $ 9,024  $ 4,093
                                                              -------  -------
     Deferred tax liabilities:
      Acquisition step up....................................  (2,804)  (2,977)
      Goodwill amortization..................................  (3,131)  (3,244)
      Depreciation...........................................  (1,801)  (1,772)
      Land...................................................    (803)    (863)
                                                              -------  -------
         Total deferred tax liability........................  (8,539)  (8,856)
                                                              -------  -------
         Net deferred tax asset (liability).................. $   485  $(4,763)
                                                              =======  =======

  Based upon the level of historic taxable income and projections for future taxable income during the periods over which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2000.

(11) Related Party Transactions

 (a) Administrative Services Agreement

  In connection with the Acquisition Transaction, referred to in Note 1, the Company engaged Loewen to provide certain administrative services and share certain resources pursuant to an Administrative Services Agreement. Pursuant to the Administrative Services Agreement, Loewen was to provide accounting services, computer systems and support, telecommunications support, general operations support, legal services, environmental compliance, regulatory compliance, as well as expertise in management information systems, sales, tax and fund management. As compensation for services provided under the Administrative Services Agreement, Loewen was entitled to receive from the Company, a minimum fee (the Administrative Services Fee)

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

payable monthly in arrears and in an aggregate amount equal to $250,000 (subject to specified annual increases). The Company was also required to reimburse Loewen for all out-of-pocket costs and expenses incurred from third parties in connection with services performed pursuant to the Administrative Services Agreement. For the years ended December 31, 2000, 1999 and, 1998, the Company had recorded approximately $43,000, $258,000 and $250,000 for Administrative Services Fee, respectively.

  In July 1999, the Company began proceedings to terminate the Administrative Services Agreement due to a disagreement between Loewen and the Company with respect to the value of services rendered under the Agreement. On February 4, 2000, the Company filed a motion in U.S. Bankruptcy Court for an order setting a deadline for Loewen to assume or reject the Administrative Services Agreement. On March 4, 2000, the parties agreed at a hearing to resolve the motion through a stipulation and order. As a result of the order, effective March 1, 2000, the Company is no longer obligated to pay Loewen for administrative services under the agreement until such time Loewen exercises and is granted its right to assume the agreement or the Company requests services.

  Management believes that the Company has sufficient resources and expertise to internally meet its needs for the type of services contemplated under the Administrative Service Agreement.

  In December 2000, the Company rendered payment in full of all balances due Loewen.

  As of December 31, 2000 and 1999, the Company had payables due to Loewen as follows:

                                                                  2000   1999
                                                                  ---- --------
   Administrative Service Agreement.............................. $ -- $289,000
   Other.........................................................   --  400,000
                                                                  ---- --------
   Total Payable to Loewen....................................... $ -- $689,000
                                                                  ==== ========

 (b) Escrow Transaction

  In connection with the October 1999 sale of a vacant land parcel, previously owned by Loewen, the entire sales price remained in escrow due to outstanding title issues regarding ownership. Loewen held up resolution of the title issue after the Company commenced proceedings to terminate the Administrative Services Agreement with Loewen. Management believed the Company was the legal owner of the property, and that it had the right to receive the proceeds from the sale.

  In October 2000, the Company and Loewen entered into a settlement agreement that resolved the dispute of the escrow. Pursuant to the settlement agreement, which was approved by the U.S. Bankruptcy Court on November 12, 2000, the Company received $454,000 from the escrow fund, net of amounts due Loewen for the administrative services and other expenses.

 (c) Monitoring Fee

  The Company is required to pay annually a monitoring fee (the Monitoring
Fee) equal to $250,000 (subject to increases for inflation) to an affiliate of a shareholder of the Parent Company. The Company has expensed the Monitoring Fee of $250,000 for each of the three years ended December 31, 2000.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 (d) Insurance Commissions

  In 1999, the Company earned insurance commissions totaling approximately $482,000 from a subsidiary of Loewen. Effective May 1999, the Company changed back to an unrelated insurance provider.

(12) Long-Term Debt

  Long-term debt consists of the following at December 31, 2000 and 1999 (in thousands):

                                                             2000      1999
                                                           --------  --------
     Borrowings outstanding under Bank Credit Agreement,
      due November 2003................................... $ 68,534  $ 71,513
     Senior subordinated notes at 9.5%, due November 15,
      2004................................................   80,000    80,000
     Notes payable and liabilities under noncompete
      agreements bearing interest at rates ranging from
      7.46% to 9%. The notes and noncompete agreements
      have variable maturities ranging from 2001 through
      2007................................................    1,101     1,436
     Capital lease obligations............................    1,446     1,309
                                                           --------  --------
                                                            151,081   154,258
     Less current portion.................................   (7,842)   (3,832)
                                                           --------  --------
     Long-term debt....................................... $143,239  $150,426
                                                           ========  ========

  At December 31, 2000, annual maturities of long-term debt consisted of the following (in thousands):

     Year ending December 31:
       2001............................................................ $  7,842
       2002............................................................    9,677
       2003............................................................   53,123
       2004............................................................   80,319
       2005............................................................       43
       Thereafter......................................................       76
                                                                        --------
                                                                        $151,081
                                                                        ========

 Acquisition Transaction Debt

  The Company has a credit agreement (the Bank Credit Agreement) with a group of financial institutions in Canada and the United States, which provides for
(1) a senior secured amortization extended term loan facility (the Bank Term Facility) in an aggregate principal amount of $75.0 million and (2) a senior secured revolving credit facility (the Revolving Credit Facility) in an aggregate principal amount of $25.0 million, a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company.

  The Bank Credit Agreement contains certain affirmative and negative covenants customary for this type of agreement and is guaranteed by the Company, its subsidiaries and RH Holdings. All such guarantees are secured by a first priority security interest of the capital stock of the Company and each subsidiary and all inter-company receivables. The Company is required to maintain certain defined financial ratios. The Company was in compliance with all such requirements at December 31, 2000.

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

  As of December 31, 2000, the Company was paying interest at the Adjusted Eurodollar Rate (6.6875%) plus 2.50% on its outstanding borrowings under the Bank Term Facility. Additionally, the Company had entered into interest rate Collar Agreements to limit its interest rate risk. Pursuant to the terms of the interest rate Collar Agreements, the minimum and maximum Base Rate or Adjusted Eurodollar interest rates range from 5.5% to 6.5%, respectively, for the period from January 2, 1997 through December 1, 2000.

  Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at the Base Rate plus 1.75%, or the Adjusted Eurodollar Rate plus 2.75%. The Company pays a commitment fee of .5% on the unused portion. The Revolving Credit Facility is payable in full at maturity, with no prior amortization. As of December 31, 2000, the Company had no borrowings under the Revolving Credit Facility.

  The Company has $80.0 million of 9.5% senior subordinated notes payable due November 15, 2004 (the Notes). There are no sinking fund requirements on the Notes and they may not be redeemed until November 2000. At such date, they are redeemable at the Company's option at 104.75% of principal amount, plus accrued and unpaid interest, if any, to the redemption date, and thereafter, at an annually declining premium over par until November 2003, when they are redeemable at par. The indenture limits the payment of dividends and repurchase of capital stock, and includes certain other restrictions on indebtedness and limitations customary with subordinated indebtedness of this type. The Company is in compliance with all such requirements as of December 31, 2000.

  The Company assumed liabilities under notes payable and non-compete agreements from the Satellite Properties. The notes payable are secured by land and bear interest at rates ranging from 7.46% to 8.00%. The non-compete agreements consist of the net present value of future payments discounted at 9.00%.

 (13) Retirement Plans

  The Company has a defined benefit plan, a defined contribution plan, supplemental employee retirement plan (SERP) and a retirement plan for the Board of Trustees. All plans except for the defined contribution plan are frozen.

 (a) Defined Benefit Plan

  The Company has a defined benefit plan, a defined contribution plan, supplemental employee retirement plan (SERP) and a retirement plan for the Board of Trustees. All plans except for the defined contribution plan are frozen.

  The Retirement Plan for Employees of Rose Hills Mortuary, L.P. (the Plan) is frozen. It is the intention to formally terminate the Plan at a later date. Prior to the Acquisition Transaction, all employees of the Mortuary, which employed all cemetery and mortuary employees, were participants in the Plan. Participants became fully vested upon the freezing of the Plan. Employees may elect to receive their pension benefits in the form of a single-life annuity or a qualified joint and contingent annuity.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The Company has funded or accrued the present value of these benefits. The Plan is subject to and in compliance with the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). During 1995, the Plan received a favorable letter of determination from the IRS.

  The change in benefit obligation included the following components (in thousands):

                                                                2000     1999
                                                               -------  -------
   Benefit obligation at January 1............................ $10,285  $11,250
   Service cost...............................................     --       --
   Interest cost..............................................     768      749
   Actuarial loss (gain)......................................     201   (1,168)
   Benefits paid..............................................    (566)    (546)
                                                               -------  -------
     Benefit obligation at December 31........................ $10,688  $10,285
                                                               =======  =======

  The change in plan assets included the following components (in thousands):

                                                                2000     1999
                                                               -------  -------
   Fair value of assets at January 1.......................... $11,386  $11,494
   Actual return on plan assets...............................     925      438
   Employer contribution......................................     --       --
   Benefits paid..............................................    (566)    (546)
                                                               -------  -------
     Fair value of assets at December 31...................... $11,745  $11,386
                                                               =======  =======

  The change in funded status included the following components (in thousands):

                                                              2000      1999
                                                            --------  --------
   Benefit obligation...................................... $(10,688) $(10,285)
   Plan assets at fair value...............................   11,745    11,386
   Unrecognized net actuarial gain.........................     (961)     (959)
                                                            --------  --------
     Prepaid pension cost.................................. $     96  $    142
                                                            ========  ========

  The net pension cost included the following components (in thousands):

                                                            2000   1999   1998
                                                            -----  -----  -----
   Service cost--benefits earned during the period......... $ --   $ --   $ --
   Interest cost on projected benefits obligations.........   768    749    731
   Expected earnings on plan assets........................  (723)  (729)  (720)
                                                            -----  -----  -----
     Total net periodic pension cost....................... $  45  $  20  $  11
                                                            =====  =====  =====

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50%, 7.75% and 6.75% for 2000, 1999 and 1998, respectively. The expected long-term rate of return on assets was 6.5% for 2000, 1999 and 1998.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 (b) Defined Contribution Plan

  The Company also has a defined contribution plan, which has been qualified under Section 401(k) of the Internal Revenue Service Code (the Savings Plan). During 1995, the predecessor mortuary received a favorable letter of determination from the Internal Revenue Service regarding the Savings Plan. The Savings Plan permits participation by all employees of the Company who have completed six months of continuous service, subject also to their entry into the Savings Plan on enrollment dates of January 1 or July 1 of each year. Participants may defer up to 15% of their compensation (subject to certain limitations). In addition, to the amount of compensation deferred by participants, the Company matches 50% of up to $4,000 contributed per year per participant. Additionally, the Company may contribute to the trust for each Plan year, beginning with the Plan year beginning January 1, 1997, such amounts as the Board of Directors shall determine in its sole discretion. The Company's contribution to this Savings Plan on behalf of the participants amounted to $486,000 and $472,000 for the year ended December 31, 2000 and 1999, respectively.

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

  The change in SERP benefit obligation included the following components (in thousands):

                                                               2000     1999
                                                              -------  -------
   Benefit obligation at January 1........................... $ 3,846  $ 4,234
   Interest Cost.............................................     291      282
   Actuarial loss (gain).....................................     122     (495)
   Benefits paid.............................................    (175)    (175)
                                                              -------  -------
     Benefit obligation at December 31....................... $ 4,084  $ 3,846
                                                              =======  =======

  The change in SERP plan assets included the following components (in thousands):

                                                               2000     1999
                                                              -------  -------
   Fair value of assets at January 1......................... $   --   $   --
   Employer contributions....................................     175      175
   Benefits paid.............................................    (175)    (175)
                                                              -------  -------
     Fair value of assets at December 31..................... $   --   $   --
                                                              =======  =======

  The change in SERP funded status included the following components (in thousands):

                                                               2000     1999
                                                              -------  -------
   Benefit obligation........................................ $(4,084) $(3,846)
   Unrecognized net actuarial gain...........................  (1,262)  (1,415)
                                                              -------  -------
     Accrued pension cost.................................... $(5,346) $(5,261)
                                                              =======  =======

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The net SERP pension cost included the following components (in thousands):

                                                            2000   1999   1998
                                                            -----  -----  -----
   Service cost at end of year............................. $ --   $ --   $ --
   Interest cost...........................................   291    282    275
   Gain....................................................   (40)   (18)   (30)
                                                            -----  -----  -----
     Total net pension cost................................ $ 251  $ 264  $ 245
                                                            =====  =====  =====

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50%, 7.75% and 6.75% for 2000, 1999 and 1998, respectively. The expected long-term rate of return on assets was 6.5% for 2000, 1999 and 1998.

  To fund the SERP obligations, the Company has procured whole-life insurance policies. The Company is the owner and beneficiary of these policies with an aggregate face amount of $7.0 million. The cash surrender value of the Company's share of the policies is reflected in the consolidated balance sheets under other assets and amounted to $2,021,000 and $1,649,000 as of December 31, 2000 and 1999, respectively.

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

  The change in benefit obligation included the following components (in thousands):

                                                                  2000    1999
                                                                 ------  ------
   Benefit obligation at January 1.............................. $1,726  $1,926
   Service cost.................................................    --      --
   Interest cost................................................    120     122
   Actuarial loss...............................................     34      28
   Benefits paid................................................   (350)   (350)
                                                                 ------  ------
     Benefit obligation at December 31.......................... $1,530  $1,726
                                                                 ======  ======

  The change in plan assets included the following components (in thousands):
                                                                  2000    1999
                                                                 ------  ------
   Fair value of assets at January 1............................ $  --   $  --
   Employer contributions.......................................    350     350
   Benefits paid................................................   (350)   (350)
                                                                 ------  ------
     Fair value of assets at December 31........................ $  --   $  --
                                                                 ======  ======

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The change in funded status included the following components (in thousands):

                                                               2000     1999
                                                              -------  -------
   Benefit obligation........................................ $(1,530) $(1,726)
   Unrecognized net actuarial loss...........................     302      284
   Additional liability......................................    (302)    (284)
                                                              -------  -------
     Accrued pension cost.................................... $(1,530) $(1,726)
                                                              =======  =======

  The net pension cost included the following components (in thousands):

                                                              2000  1999  1998
                                                              ----- ----- -----
   Service cost at end of year............................... $ --  $ --  $ --
   Interest cost.............................................   120   122   140
   Gain......................................................    16    16     3
   Prior service cost........................................   --    --    --
                                                              ----- ----- -----
     Total net pension cost.................................. $ 136 $ 138 $ 143
                                                              ===== ===== =====

  The weighted average discount rate used in determining the actual present value of the projected benefit obligation was 7.50% for 2000, 7.75% for 1999 and 6.75% for 1998.

 (e) Deferred Compensation

  Certain retired senior executives of the Association participated in a nonqualified supplemental deferred compensation program. Per terms of the Asset Purchase Agreement, the Company has assumed this liability. Annual payments are immaterial and are expensed as paid.

(14) Funeral Service Trust Agreements

  The Company sells, on a limited basis, Funeral Service Trust Agreements to consumers (the "Trustor"). These trust agreements are sold generally on an installment basis and funds derived therefrom earn income subject to certain limitations. Trusts may be terminated at any time with all principal and accumulated net income being distributed to the Trustor. The Trustor may at any time apply the trust amount to the purchase price of funeral services and arrangements furnished by the Company and/or to cemetery property, services and commodities provided by the Association. The amounts relating to these trusts are not included in the accompanying consolidated financial statements; however, administration fees earned by the Company are reflected in the consolidated statements of operations.

(15) Commitments under Lease Agreements

  As of December 31, 2000, the future minimum lease obligation pursuant to operating lease agreements is summarized as follows (in thousands):

                                                                       Operating
                                                                        leases
                                                                       ---------
       Year ending December 31:
         2001.........................................................  $  629
         2002.........................................................     577
         2003.........................................................     240
                                                                        ------
           Total minimum lease obligation.............................  $1,446
                                                                        ======

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Rental expense under operating lease agreements for the years ended December 31, 2000, 1999 and 1998 was $877,000, $856,000 and $778,000, respectively.

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

  The District agreed to construct a reclaimed water transmission system to transport reclaimed water from its existing water reclamation plant to the Company's Reservoir. The reclaimed water transmission system was completed in 1997. The Company has agreed to pay its proportionate share of the capital costs incurred by the District in constructing the reclaimed water transmission system. Such proportionate share will be determined based on the percentage of peak flow design capacity required by the Company to the total peak flow design capacity of the transmission facilities. The Company's proportionate share is approximately $1,900,000. The Company's annual payment of such costs is to be equal to 1/20th of its proportionate share of the capital costs.

  The Company and the District have also agreed to reimburse the other for operating and maintenance costs associated with the Reservoir and the reclaimed water transmission system based on criteria outlined in the Agreement.

(17) Commitments and Other Matters

 (a) Transaction with the International Buddhist Progress Society

  During 1994, the predecessor cemetery sold the exclusive interment rights on an undeveloped parcel of land located on the property to the International Buddhist Progress Society (IBPS), an unrelated organization. In exchange for the interment rights, IBPS agreed to pay the predecessor cemetery $1,405,000, of which $160,000 was received as a deposit during 1994. It was determined that because, among other matters, the interment rights were sold on a parcel of land that was not ready for the purpose for which it was sold, the earnings process was not complete and revenue and expense recognition relating to the transaction should be deferred until such time IBPS has completed a significant portion of the project. In 1999, the construction of the columbarium was completed and ready for inurnments. Accordingly, the Company recorded the sale in the fourth quarter of 1999. The $1,245,000 unpaid portion of the sales price is to be paid in quarterly installments beginning April 2000 with the final payment due January 2003.

  Subsequent to the year ended December 31, 2000, IBPS notified the Company that it would exercise its option to build a second columbarium on a 2.7 acre site for $2.0 million payable in full when the option is exercised.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 (b) General

  The Company has employment agreements with its executive officers, the terms of which expire at various dates. Such agreements provide for minimum salary levels, as well as incentive bonuses, which are payable if specified management goals are attained.

 (c) Phantom Equity Appreciation Plan

  In June 2000 the Board of Directors of the Rose Hills Company met in a special session and approved the Rose Hills Phantom Equity Appreciation Plan
(Plan). The purpose of the Plan is to promote the interests of the Company and its stockholders by attracting and retaining officers and other key employees and motivate such individuals to maximize stockholder value by awarding opportunities based upon future appreciation in the value of the Company.

  The Plan established a bonus pool, the aggregate amount of which shall be equal to ten (10) percent of the excess of (i) the product of six times EBITDA for the exit year of the Plan (2003) over the product of six times EBITDA for the base year of the Plan (1997), and (ii) all debt for the exit year of the Plan over the base year. As of December 31, 2000 the Company accrued approximately $.6 million for potential payments under the plan. Under the terms of the Plan a "Committee" was formed consisting of three Board Members to administer, interpret, and make individual awards under the Plan. The Plan contains annual vesting provisions based on time and performance measures. Vesting accelerates upon a change in control where any party acquires over 50% of the outstanding stock of Rose Hills Holdings, Corp.

 (d) Potential Change in Control

  In November 2000 Loewen and Blackstone reached a tentative agreement where Loewen will acquire 100% of Blackstone's interest in Rose Hills Holdings, Corp. The tentative agreement is ultimately subject to approval by the U.S. Bankruptcy Court that has jurisdiction over the Loewen Bankruptcy proceedings.

(18) Subsequent Event

  On March 20, 2001, the Board of Directors resolved, in contemplation of Loewen's acquisition of 100% of Blackstone's Rose Hills Holding Corp. stock, to award specific amounts to certain members of management a bonus opportunity under the Phantom Equity Appreciation Plan upon a change in control. In the event that the change in control occurs on or prior to December 31, 2001, the Phantom Equity Appreciation Plan will be terminated and only the bonus opportunity will be paid under the Plan. The aggregate amount of the bonus opportunity award will not exceed $2.5 million. If a change in control as contemplated does not occur on or before December 31, 2001 the awards expire and the Phantom Equity Appreciation Plan will continue as originally intended.

(19) Contingencies

  The Company is involved in certain matters of threatened and filed litigation, none of which, in the judgment of management, will have a material impact on its consolidated financial position or results of operations.

  Management is aware that Rose Hills' cemetery may have been contaminated when a portion of the cemetery was used to dispose of waste products prior to 1978. The cost to remediate the waste disposal area is not known; however, under the terms of the asset purchase agreement, the Seller assumed all liability to

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

remediate the property. The Company and the Association are currently in discussions regarding a final remediation plan acceptable to the local water board agency.

  During August and September 2000, the Company discovered that there had been some land movement in a portion of Rose Hills Memorial Park. The affected area represents approximately 13 acres of the Park's approximately 1,418 total acres, and consists of approximately 12,000 interment sites. The Company has hired outside geo-technical and engineering consultants to study the affected area, to identify the underlying cause and the extent of the land movement, and to make recommendations with regard to both short-term and long-term remediation and stabilization measures. While the Company and its consultants are continuing to assess the situation, the Company currently believes that accumulated rainfall and drainage conditions may have contributed to the land movement.

  The Company's consultants advised that the affected area could continue to move, particularly in the event of heavy rainfall during the winter months. Accordingly, during October 2000, the Company began to take some intermediate remediation measures, including the installation of additional dewatering wells in the affected area and the relocation to other areas of the Park (at the Company's expense) of approximately 140 interred remains that were in the most severely impacted portion of the affected area. Such expenses could increase if significant further movement is detected in the affected area or if additional families request the relocation of interred remains from the affected area.

  The Company expects the geo-technical study to be completed by April 2001. Until it receives a final report from its consultants, the Company cannot determine or give assurances as to the cause or extent of the land movement, the cost of short-term and long-term remediation and stabilization measures, or whether the affected area can be restored to a condition that is suitable for interments. The Company intends to seek reimbursement from its Endowment Care Fund (ECF) for a significant portion of the repair, maintenance and remediation costs associated with the affected area.

  The Company estimated that total direct costs of relocating interred remains in the entire affected area could approximate $1.0 million. In 2000, the Company applied for and received approximately $0.5 million from the ECF for costs related to the initial relocation of interred remains and installation of additional dewatering wells. As of December 31, 2000 the ECF had available $2.1 million in reserves available for remediation and relocation expenses.

  In connection with the November 19, 1996 Acquisition Transaction, the Rose Hills Memorial Park cemetery land was subject to a significant step-up in assessed value by the County of Los Angeles. Prior to the Transaction, the Cemetery was operated as a not-for profit corporation and was largely exempt from property taxes. In connection with the Transaction, the Company obtained an independent appraisal of the fair value of the undeveloped and unsold cemetery property. In early 1998, the Company also engaged an independent property tax consultant to prepare an estimate of the fair value of the property to assist in the process.

  In July 2000, the County of Los Angeles completed its property tax reassessment reflecting its opinion of the fair value of Rose Hills' cemetery property at the Transaction date. The County placed a fair value on the cemetery property that is approximately 60% higher than the independent appraisal prepared by the property tax consultant and approximately 50% higher than the fair market value computed by the independent appraiser at the time of the Transaction. The Company filed an assessment appeal with the Los Angeles County Assessor, however, the supplemental tax based on the reassessment must be paid during the appeal process. The total supplemental property tax assessed by the County for the period November 1996 to September 2000 is approximately $2.5 million greater than the amount accrued by the Company using the independent property tax appraisal. A large portion of the supplemental tax bill is payable, interest-free, over four years.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The Company believes, based in part on the advice of its property tax advisors, that it can obtain a significant reduction in assessed value during the appeal process. However, there is no assurance that the appeal will succeed. In the event the Company does not prevail upon appeal, the Company will pursue other administrative procedures, including filing for a reduction in assessed value under California's Proposition 8, which requires the County to reduce assessed values when declines deemed other than temporary occur.

(20) Segment Information

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

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company sells entirely to external customers. The Company evaluates performance based on earnings from operations of the respective businesses. The Company does not allocate income taxes or other corporate expenses to the operating segments. Segment information for 1999 and years previous, do not reflect any adjustment for the effects of SAB 101.

                                                     Funeral  Cemetery  Total
   (In thousands)                                    -------- -------- --------
   Revenues from external customers:
     2000........................................... $ 32,299 $ 44,284 $ 76,583
     1999...........................................   33,248   52,744   85,992
     1998...........................................   31,923   49,361   81,284
   Gross profit:
     2000...........................................    8,587   12,401   20,988
     1999...........................................   10,903   18,356   29,259
     1998...........................................   11,263   17,153   28,416
   Depreciation:
     2000...........................................    2,697    1,576    4,273
     1999...........................................    2,411    1,557    3,968
     1998...........................................    1,660    1,299    2,959
   Total assets:
     2000...........................................   96,015  195,181  291,196
     1999...........................................  100,796  197,634  298,430
   Capital Expenditures:
     2000...........................................    1,694    2,775    4,469
     1999...........................................    1,741    1,341    3,082
     1998...........................................    2,288    2,392    4,680

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The following table reconciles gross profit of reportable segments to (loss) income before income taxes:

                                                    2000      1999      1998
                                                  --------  --------  --------
   Gross profit of reportable segments..........  $ 20,988  $ 29,259  $ 28,416
     Corporate general and administrative
      expenses..................................    (7,582)   (7,143)   (7,399)
     Amortization of intangible assets..........    (3,704)   (3,707)   (3,752)
                                                  --------  --------  --------
   Total income from operations.................     9,702    18,409    17,265
     Interest expense...........................   (15,729)  (15,979)  (16,526)
     Finance income.............................     2,763     2,411     2,280
     Income from settlement agreement...........       --      2,500       --
                                                  --------  --------  --------
       (Loss) income before taxes and cumulative
        effect of change in accounting
        principle...............................  $ (3,264) $  7,341  $  3,019
                                                  ========  ========  ========

  The following table reconciles total assets of reportable segments to consolidated total assets:

                                                                2000     1999
                                                              -------- --------
   Assets of reportable segments............................. $291,196 $298,430
   Cash in corporate bank accounts...........................    8,171    2,150
   Deferred tax asset........................................    3,550    3,508
   Corporate capital assets..................................      --       --
   Deferred finance costs....................................    5,777    7,534
   Other.....................................................    1,767    4,599
                                                              -------- --------
     Total consolidated assets............................... $310,461 $316,221
                                                              ======== ========

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(22) Quarterly Financial Data

Year Ended December 31, 2000(1)                  First   Second  Third   Fourth
-------------------------------                  ------  ------  ------  ------
Sales and Services:
  Funeral.......................................  9,137   7,108   7,864   8,190
  Cemetery...................................... 10,825  10,940   9,352  13,167
                                                 ------  ------  ------  ------
    Total....................................... 19,962  18,048  17,216  21,357
Gross Profit:
  Funeral.......................................  3,224   1,549   1,990   1,824
  Cemetery......................................  3,017   3,634   2,687   3,063
                                                 ------  ------  ------  ------
    Total.......................................  6,241   5,183   4,677   4,887
Net Loss........................................ (7,460)    (65) (1,861)   (968)
                                                 ======  ======  ======  ======

Year Ended December 31, 1999                            First  Second Third  Fourth
----------------------------                            ------ ------ ------ ------
Sales and Services:
  Funeral..............................................  8,954  8,028  7,523  8,743
  Cemetery............................................. 12,263 12,784 12,538 15,159
                                                        ------ ------ ------ ------
    Total.............................................. 21,217 20,812 20,061 23,902
Gross Profit:
  Funeral..............................................  3,398  2,403  2,198  2,904
  Cemetery.............................................  4,463  5,116  4,223  4,554
                                                        ------ ------ ------ ------
    Total..............................................  7,861  7,519  6,421  7,458
Net Income.............................................  2,380    731    270    316
                                                        ====== ====== ====== ======

--------
(1) The first, second and third quarters of fiscal 2000 have been restated from the Company's respective Quarterly Reports on Form 10-Q to reflect the Company's change in accounting principle effective January 1, 2000.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         Balance at Charged to Charged to                Balance at
                         beginning  costs and     other                    end of
      Description        of period   expenses  accounts(1) Deductions(2)   period
      -----------        ---------- ---------- ----------- ------------- ----------
                                         (in thousands of dollars)
Allowance for contract
 cancellations and
 doubtful accounts:
 Current:
  Year ended December
   31, 2000 ............   1,338        269        (80)       (1,015)        807
  Year ended December
   31, 1999 ............   1,127      1,248         32        (1,069)      1,338
  Year ended December
   31, 1998 ............   1,253      1,325        (77)       (1,374)      1,127

 Long-term:
  Year ended December
   31, 2000 ............   2,041        933       (321)       (1,346)      1,749
  Year ended December
   31, 1999 ............   1,433      3,858         98        (3,348)      2,041
  Year ended December
   31, 1998 ............   1,594      1,686        (98)       (1,749)      1,433

--------
(1) Primarily consists of reclassifications to other accounts.

(2)Uncollected receivables written off, net of recoveries.

                                  Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Rose Hills Company

                                                 /s/ Kenton C. Woods
                                          _____________________________________
                                                     Kenton C. Woods
                                           Executive Vice President, Finance,
                                                Chief Financial Officer,
                                                 Secretary and Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                            Title                 Date
                 ---------                            -----                 ----

            /s/ Dillis R. Ward              President, Chief Executive March 23, 2001
___________________________________________  Officer and Director
              Dillis R. Ward

           /s/ Kenton C. Woods              Executive Vice President,  March 23, 2001
___________________________________________  Chief Financial Officer,
              Kenton C. Woods                Secretary and Treasurer
                                             (Principal Financial
                                             Officer)

           /s/ Mary C. Guzman               Vice President, Controller March 23, 2001
___________________________________________  (Principal Accounting
              Mary C. Guzman                 Officer)

          /s/ Dennis C. Poulsen             Chairman and Director      March 23, 2001
___________________________________________
             Dennis C. Poulsen

           /s/ Howard A. Lipson             Director                   March 23, 2001
___________________________________________
             Howard A. Lipson

            /s/ Chinh E. Chu                Director                   March 23, 2001
___________________________________________
               Chinh E. Chu

            /s/ David I. Foley              Director                   March 23, 2001
___________________________________________
              David I. Foley

              /s/ John Lacey                Director                   March 23, 2001
___________________________________________
                John Lacey

             /s/ Bradley Stam               Director                   March 23, 2001
___________________________________________
               Bradley Stam

           /s/ Michael G. Weeden            Director                   March 23, 2001
___________________________________________
             Michael G. Weeden