Form 10-Q
period 2001-03-31
ROSE HILLS CO
filed 2001-05-15
CIK 1030376

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

                                   (MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM          TO
                                             --------    --------

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

                               ------------------

     Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

     The number of outstanding common shares as of May 11, 2001 was 1,000.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)

                                                                           PAGE

PART I.    FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

           CONDENSED CONSOLIDATED BALANCE SHEETS
             as of March 31, 2001 and December 31, 2000                      1

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             for the Three Months Ended March 31, 2001 and 2000              2

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the Three Months Ended March 31, 2001 and 2000              3

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              4

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                           5 - 8

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        8

PART II.   OTHER INFORMATION

  ITEM 5   OTHER INFORMATION                                                 8

  ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                  9

  SIGNATURES                                                                10

  INDEX OF EXHIBITS                                                         11

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 2000 AND MARCH 31, 2001
                      (In thousands, except share amounts)
                                  (unaudited)

                    ASSETS
                                                           2000         2001
                                                         --------     --------
Current assets:
 Cash and equivalents                                    $  8,171     $ 11,239
 Accounts receivable, net of allowances                    12,662       12,218
 Inventories                                                1,042        1,093
 Prepaid expenses and other current assets                  2,640        2,557
 Deferred tax asset                                         3,550        3,550
                                                         --------     --------

   Total current assets                                    28,065       30,657
                                                         --------     --------

 Long-term receivables, net of allowances                  14,012       11,306
 Cemetery property, at cost                                74,551       74,029
 Property and equipment, net                               59,870       59,993
 Goodwill                                                 118,330      117,506
 Deferred finance charges                                   5,777        5,370
Receivables from service trusts                             7,323        7,459
Other assets                                                2,533        2,467
                                                         --------     --------

   Total assets                                          $310,461     $308,787
                                                         ========     ========

        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued liabilities                 $  9,759        9,877
Current portion of long-term debt                           7,842        7,664
                                                         --------     --------
      Total current liabilities                            17,601       17,541

 Retirement plan liabilities                                6,876        6,848
 Deferred tax liability                                     3,065        3,065
 Subordinated notes payable                                80,000       80,000
 Bank senior-term loan                                     61,581       61,581
 Other long-term debt                                       1,658        1,600
 Other liabilities                                             50           50
Deferred revenue                                           17,995       17,308

Commitment and contingencies

 Stockholder's equity:
 Common stock, par value $.01; Authorized and
   outstanding 1,000 shares                                    --           --
 Additional paid in capital                               129,554      129,554
 Accumulated deficit                                       (7,919)      (8,760)
                                                         --------     --------

     Total stockholder's equity                           121,635      120,794
                                                         --------     --------

 Total liabilities and stockholder's equity              $310,461     $308,787
                                                         ========     ========

See accompanying notes to unaudited condensed consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (UNAUDITED)

                                                     Three Months Ended
                                                           March 31
                                                      -----------------
                                                        2000      2001
                                                      -------   -------
Sales and services:
  Funeral sales and services                          $ 9,137   $ 9,165
  Cemetery sales and services                          10,825     9,050
                                                      -------   -------

     Total sales and services                          19,962    18,215
                                                      -------   -------

Cost of sales and services:
  Funeral sales and services                            5,913     6,428
  Cemetery sales and services                           7,808     7,627
                                                      -------   -------

     Total costs of sales and services                 13,721    14,055
                                                      -------   -------

   Gross profit                                         6,241     4,160

General and administrative expenses                     1,859     1,566
Amortization of purchase price in excess of
      net assets acquired and other intangibles           932       924
                                                      -------   -------

   Income from operations                               3,450     1,670

Other income (expense):
   Interest expense                                    (4,088)   (3,894)
   Finance and interest income                            731       749
                                                      -------   -------

   Total other expense, net                            (3,357)   (3,145)

   Income/(loss) before income tax and cumulative
     effect of accounting change                           93    (1,475)

Income tax expense/(benefit)                               86      (634)
                                                      -------   -------

   Net income/(loss) before cumulative effect of
     accounting change                                      7      (841)

Cumulative effect of accounting change (net of
  income tax benefit of $4,862)                        (7,467)       --
                                                      -------   -------

Net loss                                              $(7,460)  $  (841)
                                                      =======   =======

See accompanying notes to unaudited condensed consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly-Owned Subsidiary of  Rose Hills Holdings Corp.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (UNAUDITED)

                                                               Three Months Ended
                                                                    March 31
                                                               ------------------
                                                                 2000      2001
                                                               --------  --------
Cash flow from operating activities:
  Net loss                                                     $(7,460)  $  (841)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation and amortization                               1,965     1,929
     Amortization of deferred finance cost                         407       407
     Amortization of cemetery property                             504       694
     Provision for bad debts and sales cancellation                945       209
 Changes in assets and liabilities:
    Accounts receivable                                         (1,710)    2,768
    Inventories                                                   (114)      (51)
    Prepaid expenses and in other current assets                 1,026        83
    Accounts payable and accrued expenses                       (4,783)      116
    Retirement plan liabilities                                    (81)      (28)
    Net deferred revenue                                        20,320      (687)
    Other assets and liabilities, net                           (5,033)     (170)
                                                               -------   -------

      Net cash provided by operating activities                  5,986     4,429
                                                               -------   -------

Cash flows from investing activities:
   Capital expenditures                                         (1,118)   (1,126)
   Proceeds from disposal of property, plant and equipment           1        --
                                                               -------   -------

       Net cash used in investing activities                    (1,117)   (1,126)
                                                               -------   -------

Cash flows from financing activities:
  Principal payments of capital lease obligations                 (194)     (194)
  Increase (decrease) in other long term debt                      109       (41)
                                                               -------   -------

       Net cash used in financing activities                       (85)     (235)
                                                               -------   -------

       Net increase in cash and cash equivalents                 4,784     3,068

Cash and cash equivalents at beginning of period                 2,150     8,171
                                                               -------   -------
Cash and cash equivalents at end of period                     $ 6,934   $11,239
                                                               =======   =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                  $ 1,673   $ 1,704
     Taxes                                                         200        --

See accompanying notes to unaudited condensed consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying March 31, 2001 condensed consolidated financial statements of Rose Hills Company and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United Sates of America. In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

     The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and the prevailing practices within the cemetery and mortuary industry. All significant intercompany accounts and transactions have been eliminated.


2.   CHANGE IN ACCOUNTING PRINCIPLE

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB
101), "Revenue Recognition in Financial Statements" (the "Bulletin"). The Bulletin provides the Staff's views on the application of existing accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Bulletin, which applies to all companies and was not directed at the death care industry, states that industry practice would not override these views. The Bulletin among other matters emphasizes the importance of physical delivery of a product or service to justify the recognition of revenue. Prior to the effective date of the Bulletin, the Company had heretofore followed industry practice in recognizing revenues, including recognizing revenue upon the sale of cemetery merchandise and services before the time of death.

     In response to the issuance of the Bulletin and after consultation with the SEC Staff, the Company changed the following accounting principles effective January 1, 2000:

 . Revenue recognition of pre-need interment rights are now accounted for in accordance with Financial Accounting Standards No. 66, Accounting for the Sales of Real Estate (FAS 66). The direct and acquisition costs for the deferred sales is deferred and recognized concurrent with the recognition of the deferred sales. Prior to January 1, 2000, the Company recognized the sale of pre-need interment rights, and their related costs, at the time of sale.

 . Revenue recognition of pre-need cemetery services and merchandise, and their direct and acquisition costs, are now deferred until time of delivery or performance of service. Prior to January 1, 2000, the Company recognized the sale of pre-need service and merchandise, and their related costs, at the time of sale.

 . Earnings realized by the cemetery service and merchandise trust funds are now deferred until the underlying service and merchandise is delivered. Prior to January 1, 2000, the Company recognized the earnings as they accrued.

     The figures for the three months ended March 31, 2000 in the foregoing balance sheet, statement of operations and statement of cash flows, and throughout the remainder of this report (including comparative data), have been restated from those originally reported to reflect the proforma effects of applying the accounting change effective January 1, 2000.

     During each of the three months ended March 31, 2001 and 2000, the Company realized Cemetary sales and Services Revenues of approximately $0.3 million and $0.7 million, respectively. These Revenues had been previously included in the cumulative effect of accounting change (pre-tax) as of January 1, 2000.

3.   SUBSEQUENT EVENTS

     On April 29, 2001, the International Buddhist Progress Society, an unrelated organization, exercised its option to build a second columbarium on a
2.7 acre site for $2.0 million in cash.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Rose Hills Company (the "Company"), a Delaware corporation, is a wholly-owned subsidiary of Rose Hills Holdings Corp. ("RH Holdings"). The Company was formed in 1996 for purposes of acquiring Roses, Inc. (the "Mortuary") and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association (the "Association") and Workman Mill Investment Company , the owners of the real property and other cemetery assets of the Rose Hills Memorial Park (the "Cemetery"). In connection with the acquisition, The Loewen Group, Inc., a shareholder of RH Holdings, also caused one of its subsidiaries to contribute 14 funeral homes and 2 funeral home cemetery combination properties (the "Satellite Properties"). As a result of these acquisitions (collectively the "Acquisition Transaction"), the Company is the successor to the operations, assets and liabilities of the Rose Hills Mortuary and Cemetery (collectively, "Rose Hills") and the Satellite Properties.

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


RESULTS OF OPERATIONS

     The following table sets forth details of certain income statement data (in millions):

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                      2000           2001
                                                   ----------     ----------
Sales and service:
   Funeral:
       Services and merchandise                      $ 8.4          $ 8.2
       Insurance commissions                           0.6            0.9
       Other                                           0.1            0.1
   Cemetery:
       Before need                                     5.2            3.6
       At-need                                         4.6            4.5
       Endowment care                                  1.0            1.0
Total sales and services                              19.9           18.2

Gross profit:
   Funeral sales and services                          3.2            2.7
   Cemetery sales and services                         3.0            1.5
Total gross profit                                     6.2            4.2

     The following table sets forth certain income statement data as a percentage of total sales for the Company.


                                            THREE MONTHS ENDED
                                                  MARCH 31
                                              2000       2001
                                             ------     ------
        Sales and services:
          Funeral sales and services          45.8%      50.3%
          Cemetery sales and services         54.2%      49.7%
          Total sales and services           100.0%     100.0%
        Gross profit:
          Funeral sales and services          35.3%      29.9%
          Cemetery sales and services         27.9%      15.7%
          Total gross profit                  31.3%      22.8%
        General and administrative
          expenses                             9.3%       8.6%
        Goodwill amortization                  4.7%       5.1%
        Interest expense                      20.5%      21.4%


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Consolidated revenues for the quarter ended March 31, 2001 decreased 8.8% to $18.2 million from $19.9 million for the quarter ended March 31, 2000. Consolidated gross profit for the first quarter of 2001 totaled $4.2 million compared to $6.2 million for the first quarter of 2000. As a percentage of revenue, consolidated gross margin percentage for the first quarter decreased to 22.8% in 2001 from 31.3% in the same quarter 2000.

     Funeral revenue for the quarter was $9.2 million compared to $9.1 million in the same quarter for the prior year. At-need funeral revenue for the quarter totaled $8.1 million and represents a 3.6% decrease over the same period last year. The Company performed 2,257 funeral service calls during the first quarter of 2001 compared to 2,403 in the first quarter of 2000. The Company continues to experience increased price competition from other full service providers and lower end budget funeral homes. Pre-need funeral revenue for the quarter was $.9 million compared to $.6 million in the prior year. The operating margin for the funeral segment was 29.9% for the first quarter of 2001 compared to 35.3% for the same quarter last year. The decline in operating margin was primarily attributable to continuing declines in operating margin at the Satellite Properties. In April 2001, the Company reduced headcount and began a program to consolidate certain funeral service functions at Rose Hills Mortuary in an effort to improve operating efficiencies. The Company will incur a charge of $0.3 million during the second quarter of 2001 for severance payments made and to be made to the former employees. The Company is also currently evaluating the future and considering the divestiture of several of these satellite funeral home locations that do not fit the original "clustering" model anticipated for the Satellite Properties.

     Cemetery revenue for the quarter was $9.1 million, representing a 16.4% decrease from the same quarter in the prior year. Pre-need cemetery revenue for the first quarter was $3.6 million compared to $5.2 million for the same quarter during the prior year. The number of property units sold during the first quarter of 2001 was 1,161, compared to 2,711 units during the first quarter of 2000. Management believes that the decline in property unit sales was partially attributable to management and personnel changes that occurred within the sales department during the first quarter of 2001. Management also believes that pre-need sales during the quarter may have been adversely affected by increases in the minimum down payment required by the Company and the recent stock market decline, particularly with regard to sales of higher-priced properties. Selling commission expense as a percentage of sales was 28% for the first quarter compared to 29% for the first quarter last year. At-need cemetery revenue for the quarter was $4.5 million compared to $4.6 million last year. Total interments were 2,480 for the quarter, which represented a 7.0% decrease over the same quarter in the prior year. The operating margin for the cemetery segment during the quarter decreased from 27.9% last year to 15.7% as a percentage of sales. The decrease was due principally to the reduction in the number of property units sold and an increase in the Company's advertising expense. In March 2001, the Company launched a $1.0 million advertising campaign in an attempt to increase customer awareness and improve both funeral and cemetery market share.

     Corporate general and administrative expense decreased to $1.6 million for the quarter ended March 31, 2001 from $1.9 million for the same quarter in 2000. As a percentage of total sales, general and administrative expenses was 8.6% compared to 9.3% for the same quarter of 2000.

     EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), decreased to $5.0 million for the quarter ended March 31, 2001 from $6.6 million for the quarter ended March 31, 2000. The decrease from 2000 was primarily a result of decreased pre-need cemetery property sales. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of a company's profitability or liquidity.


LIQUIDITY AND CAPITAL RESOURCES

     The Company presently believes that, based upon current levels of operations and anticipated growth and the availability of the Bank Revolving Facility (see description below), it can meet working capital and short-term liquidity requirements for current operations, satisfy its contingent obligation and service its indebtedness through December 31, 2002. As of March 31, 2001, the Company had net working capital of $13.1 million and a current ratio of 1.75 as compared to $10.5 million of net working capital and current ratio of 1.59 at December 31, 2000.

     Net cash provided by operating activities was $4.4 million for the three months ended March 31, 2001. For the same period last year, net cash provided by operating activities was $6.0 million. The primary reason for the decline over prior year is the shortfall of pre-need property sales.

     The primary use of cash will be for working capital, principal payments on outstanding long-term indebtedness and capital expenditures as permitted under the terms of bank agreements. The Company estimates its current year capital expenditures of approximately $5.0 million will be used primarily to develop and improve the existing infrastructure and cemetery grounds, as well as the addition of rolling stock. In addition to principal payments on outstanding long-term debt and capital expenditures, cash will be used to finance installment contracts receivable during the ramp-up of pre-need sales.

     Concurrent with the Acquisition Transaction, the Company entered into senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $75.0 million, the proceeds of which were used to finance the Acquisition Transaction and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility
(the "Bank Revolving Facility") in an aggregate principal amount of up to $25.0 million (as of March 31, 2001), the proceeds of which are available for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. The Bank Term Facility will mature on November 1, 2003. In addition the Company has the right, subject to certain conditions and performance tests, to increase the Bank Term Facility by up to $25.0 million. The Bank Term Facility is payable, subject to certain conditions, in semi-annual installments in the amounts of $1.0 million in each of the first three years after the anniversary of the closing date of the Bank Term Facility (the "Bank Closing"); $3.0 million in the fourth year after the Bank Closing; $7.0 million in 2001; $9.0 million in 2002 and $53.0 million upon maturity of the Bank Term Facility.

     Effective May 2, 2001 the Company entered into an agreement with its senior lenders reducing the Bank Revolving Facility to $10.0 million and extending its maturity date to April 1, 2003. Borrowings under the Revolving Credit Facility must be fully paid for a minimum period of 30 days commencing December 1, 2002.

     All obligations under the Bank Credit Facilities entered into with the lenders or their affiliates in connection therewith are unconditionally guaranteed (the "Bank Guarantees"), jointly and severally, by Rose Hills Holdings Corp. and each of the Company's existing and future domestic subsidiaries (the "Bank Guarantors"). All obligations of the Company and the Bank Guarantees are secured by first priority security interests in all existing and future assets (including real property located at Rose Hills but excluding other real property and vehicles covered by certificates of title) of the Company and the Bank Guarantors. In addition, the Bank Credit Facilities are secured by a first priority security interest in 100% of the capital stock of the Company and each subsidiary thereof and all intercompany receivables.

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

     As a result of the Acquisition Transaction and the application of proceeds therefrom, the Company's total outstanding indebtedness was approximately
$148.5 million as of March 31, 2001. As of May 2, 2001 the Company had the entire $10.0 million of borrowing capacity available under the Bank Revolving Facility available. Management currently believes that, based upon current levels of operations and anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its indebtedness through December 31, 2002. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations. In addition, the Company currently expects that it will have to obtain new or additional financing to pay some or all of the principal amount due at maturity under the Bank Term Facility ($53 million by November 1, 2003) and under the Notes ($80 million on November 15, 2004). No assurance can be given that such financing will be available to the Company or, if available, that it may be obtained on terms and conditions that are satisfactory to the Company.

     The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on: the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Exchange Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates. At March 31, 2001 the Company was in compliance with the terms of the indenture and the Bank Credit Facilities.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's market risk is impacted by changes in interest rates. Pursuant to the Company's policies, and depending on market conditions, the Company may utilize derivative financial instruments (such as interest rate collar agreements) from time to time to reduce the impact of adverse changes in interest rates. The Company does not use derivative instruments for speculation or trading purposes, and has no material sensitivity to changes in market rates and prices on its derivative financial instrument positions. The Company did not have any such agreements or instruments in place as of March 31, 2001.


PART II

ITEM 5 - OTHER INFORMATION

CONTINGENCIES

     The Company is involved in certain matters of threatened and filed litigation, none of which, in the judgment of the Management, will have a material impact on the Company's consolidated financial position or results of operations.

     Environmental audits of the Company's various properties were conducted in connection with the Acquisition Transaction. Management is aware of certain areas within the Cemetery that have required and may in the future require remediation, including a solid waste disposal area that previously was used to dump rubbish, green waste and used motor oil in the 1970's. The Company believes that Rose Hills Foundation (the "Foundation"), an unaffiliated company that is the successor to the Association, is obligated to pay for or otherwise indemnify the Company for the remediation costs associated with this area pursuant to the terms of an Environmental Compliance Agreement entered into at the time of the Acquisition Transaction. However, the Foundation has denied responsibility for certain costs of remediation, including post-closure monitoring and maintenance, as well as the construction of a leachate collection system. As a result, the Company has retained an outside technical consultant to further investigate the solid waste disposal area to determine what risks, if any, the solid waste disposal area poses for the Company, and to quantify such risks. The Company's ultimate goal is to resolve future responsibility with respect to the solid waste disposal area as between the Foundation and the Company. The Company and the Foundation are currently in discussions regarding these goals, and the Company is keeping the local regional water quality control board apprised of the investigation being conducted. However, no assurance can be given as to the outcome of the Company's discussions with the local water board agency or as to the outcome of the Company's indemnification claim against the Foundation.

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

     During August and September 2000, the Company discovered that there had been some land movement in a portion of Rose Hills Memorial Park. The affected area represents approximately 13 acres of the Park's approximately 1,418 total acres, and consists of approximately 12,000 interment sites. The Company has hired an outside geo-technical and engineering firm to study the affected area, to identify the underlying causes and the extent of the land movement, and to make recommendations with regard to both short-term and long-term remediation and stabilization measures. The Company had previously expected that the firm would complete its study and deliver its recommendations to the Company by May 2001. However, the firm has advised the Company that due to certain unforeseen geologic and other conditions, the firm will require additional time to engage in further study and investigation of the affected area. The Company currently expects the geo-technical and engineering study to be completed and delivered to the Company by the end of June 2001.

     Until the Company receives a final report from its outside consultants, the Company can not determine or give assurances as to the cause or extent of the land movement, the cost and scope of short-term and long-term remediation and stabilization measures, or whether the affected area can be restored to a condition that is suitable for interments. However, the Company believes that accumulated rainfall and drainage conditions may have contributed to the land movement. Accordingly, the Company has taken some intermediate remediation measures, including the installation of additional dewatering wells in the affected area. The Company currently anticipates that additional measures will be required to remediate and stabilize the affected area and surrounding areas.

     The Company's consultants advised in October 2000 that the affected area was subject to additional and continued movement, particularly in the event of heavy rains during the winter months. Accordingly, the Company began to relocate to other areas of the Park (at the Company's expense) approximately 140 interred remains that were in the most severely impacted portion of the affected area. Upon request from family members, the Company has also relocated at the Company's expense other interred remains that were located within the affected area. As of April 30, 2001, the Company had relocated or had pending requests to relocate, at the Company's expense, approximately 400 of the approximately 2,600 interred remains in the affected area to other areas of the Cemetery.

     To the extent that funds are available, the Company intends to seek reimbursement from the improvement reserve in the Company's Endowment Care Fund
(ECF) for the costs of relocating interred remains and for a significant portion of the site assessment, repair, maintenance and remediation costs associated with the affected area. Between October 2000 and March 31, 2001, the Company has incurred and has been reimbursed from the ECF reserve for a total of $0.8 million of direct costs related to the relocation of interred remains and professional and other services associated with the assessment, remediation and stabilization of the affected area. As of March 31, 2001 the ECF had $1.7 million remaining in the reserve for cemetery improvements.

     In connection with the Acquisition Transaction, the Rose Hills Memorial Park cemetery land was subject to a significant step-up in assessed value by the County of Los Angeles. Prior to the Acquisition Transaction, the Cemetery was operated as a not-for profit corporation and was largely exempt from property taxes. In connection with the Acquisition Transaction, the Company obtained an independent appraisal of the fair value of the undeveloped and unsold cemetery property. In early 1998, the Company also engaged an independent property tax consultant to prepare an estimate of the fair value of the property to assist in the process.

     In July 2000, the County of Los Angeles completed its property tax reassessment reflecting its opinion of the fair value of Rose Hills' cemetery property at the Acquisition Transaction date. The County placed a fair value on the cemetery property that is approximately 60% higher than the independent appraisal prepared by the property tax consultant and approximately 50% higher than the fair market value computed by the independent appraiser at the time of the Acquisition Transaction. The Company filed an assessment appeal with the Los Angeles County Assessor, however, the supplemental tax based on the reassessment must be paid during the appeal process. The total supplemental property tax assessed by the County for the period November 1996 to March 31, 2001 is approximately $2.5 million greater than the amount accrued by the Company using the independent property tax appraisal. A large portion of the supplemental tax bill is payable, interest-free, over four years.

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


FORWARD-LOOKING STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q include "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position and its plans to increase revenues and operating margins, reduce general and administrative expenses, take advantage of synergies, and make capital expenditures, and the ability to meet its financial obligations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include those which have been disclosed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Persons should review the factors identified herein and in the Company's Form 10-K to understand the risks inherent in such forward-looking statements.

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

May 11, 2001

INDEX OF EXHIBITS


Exhibit
Number    Description
------    -----------

(a)
10.25* Resignation and General Release Agreement, dated April 30, 2001, by and between Rose Hills Company and Joseph Schillaci
10.26*    First Amendment To Credit Agreement dated January 12, 2001.
10.27*    Second Amendment to Credit Agreement dated April 27, 2001.
10.28* Fifth Amendment to Buddhist Memorial Complex Development and Use Agreement, dated as of April 15, 2001between Rose Hills Memorial Park Association and International Buddhist Progress Society.

(b)  Reports on Form 8-K

     None
________________
* Filed Herewith.