Form 10-Q
period 2001-06-30
ROSE HILLS CO
filed 2001-08-14
CIK 1030376

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              __________________

                                   FORM 10-Q

                                  (MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________


                       COMMISSION FILE NUMBER 333-21411
                         ___________________________


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

                                _________________


   Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

   The number of outstanding common shares as of August 13, 2001 was 1,000.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)

                                                                                                 PAGE
PART I. FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS:

       CONDENSED CONSOLIDATED BALANCE SHEETS
         as of June 30, 2001 and December 31, 2000                                                   1

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         for the Three and Six Months Ended June 30, 2001 and 2000                                   2

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the Six Months Ended June 30, 2001 and 2000                                             3

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                          4

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS                                                      6 - 10

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                            10

PART II. OTHER INFORMATION

     ITEM 5    OTHER INFORMATION                                                                    10

     ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                                     12

     SIGNATURES                                                                                     12

     INDEX OF EXHIBITS                                                                              13

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 2000 AND JUNE 30, 2001
                     (In thousands, except share amounts)
                                  (unaudited)

                                    ASSETS
                                                                                2000              2001
                                                                                ----              ----
Current assets:
 Cash and equivalents                                                        $  8,171          $  6,950
 Accounts receivable, net of allowances                                        12,662            12,986
 Inventories                                                                    1,042             1,176
 Prepaid expenses and other current assets                                      2,640             2,154
 Deferred tax asset                                                             3,550             3,550
                                                                             --------          --------

   Total current assets                                                        28,065            26,816
                                                                             --------          --------

 Long-term receivables, net of allowances                                      14,012            10,760
 Cemetery property, at cost                                                    74,551            72,815
 Property and equipment, net                                                   59,870            58,655
 Goodwill                                                                     118,330           115,398
 Deferred finance charges                                                       5,777             4,962
Receivables from service trusts                                                 7,323             7,637
Other assets                                                                    2,533             2,542
                                                                             --------          --------

   Total assets                                                              $310,461          $299,585
                                                                             ========          ========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued liabilities                                        9,759             5,483
Current portion of long-term debt                                               7,842             8,800
                                                                             --------          --------
     Total current liabilities                                                 17,601            14,283

 Retirement plan liabilities                                                    6,876             6,813
 Deferred tax liability                                                         3,065             3,065
 Subordinated notes payable                                                    80,000            80,000
 Bank senior-term loan                                                         61,581            57,111
 Other long-term debt                                                           1,658             1,345
 Other liabilities                                                                 50                50
Deferred revenue                                                               17,995            17,889

Commitment and contingencies

 Stockholder's equity:
 Common stock, par value $.01; Authorized and outstanding 1,000 shares             --                --
 Additional paid in capital                                                   129,554           129,554
 Accumulated deficit                                                           (7,919)          (10,525)
                                                                             --------          --------

   Total stockholder's equity                                                 121,635           119,029
                                                                             --------          --------

 Total liabilities and stockholder's equity                                  $310,461          $299,585
                                                                             ========          ========

  See accompanying notes to unaudited condensed consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (UNAUDITED)

                                                           Three Months Ended               Six Months Ended
                                                           -------------------              ----------------
                                                                 June 30                        June 30
                                                                 -------                        -------
                                                          2000            2001            2000            2001
                                                          ----            ----            ----            ----

Sales and services:
  Funeral sales and services                            $ 7,107     $    8,118       $   16,242     $   17,282
  Cemetery sales and services                            10,921         12,306           21,671         21,338
                                                        -------     ----------       ----------     ----------

     Total sales and services                            18,028         20,424           37,913         38,620


Cost of sales and services:
  Funeral sales and services                              5,559          5,898           11,516         12,095
  Cemetery sales and services                             7,306          9,323           15,037         17,180
                                                        -------     ----------       ----------     ----------

     Total costs of sales and services                   12,865         15,221           26,553         29,275
                                                        -------     ----------       ----------     ----------

   Gross profit                                           5,163          5,203           11,360          9,345

General and administrative expenses                       1,971          1,479            3,810          3,045
Amortization of purchase price in excess of
      net assets acquired and other intangibles             924            919            1,856          1,843
Asset write down and other charges                            -          3,425                -          3,425
                                                        -------     ----------       ----------     ----------

   Income (loss) from operations                          2,268           (620)           5,694          1,032

Other income (expense):
   Interest expense                                      (3,953)        (3,832)          (8,041)        (7,727)
   Finance and interest income                              787            747            1,539          1,515
                                                        -------     ----------       ----------     ----------


   Total other expense, net                              (3,167)        (3,085)          (6,502)        (6,212)

   Loss before income tax and cumulative
      effect of accounting change                          (898)        (3,705)            (808)        (5,180)

Income tax benefit                                         (835)        (1,940)            (749)        (2,574)
                                                        -------     ----------       ----------     ----------

   Net loss before cumulative effect of
      accounting change                                     (63)        (1,765)             (59)        (2,606)

Cumulative effect of accounting change (net of
       income tax benefit of $4,862)                         --             --           (7,467)            --
                                                        -------     ----------       ----------     ----------


Net loss                                                $   (63)    $   (1,765)      $   (7,526)    $   (2,606)
                                                        =======     ==========       ==========     ==========


  See accompanying notes to unaudited condensed consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (UNAUDITED)


                                                                                               Six Months
                                                                                                 Ended
                                                                                                 June 30
                                                                                          2000             2001
                                                                                          ----             ----
Cash flow from operating activities:
   Net loss                                                                            $ (7,526)         $(2,606)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                        4,047            3,849
     Amortization of deferred finance cost                                                  815              815
     Amortization of cemetery property                                                    1,278            2,752
     Provision for bad debts and sales cancellation                                       2,267              524
     Asset write-off from disposal of funeral homes                                           -            1,455
     Provision for deferred taxes                                                             -               (5)
     Loss on disposal of property, plant and equipment                                        -                2
   Changes in assets and liabilities:
     Accounts receivable                                                                   (242)           1,389
     Inventories                                                                           (221)            (134)
     Prepaid expenses and in other current assets                                          (377)             486
     Accounts payable and accrued expenses                                               (8,573)          (4,276)
     Retirement plan liabilities                                                           (115)             (63)
     Net deferred revenue                                                                15,965             (106)
     Other assets and liabilities, net                                                   (1,039)             676
                                                                                       --------          -------

       Net cash provided by operating activities                                          6,279            4,758
                                                                                       --------          -------

Cash flows from investing activities:
   Capital expenditures                                                                  (2,204)          (2,163)
   Proceeds from disposal of property, plant and equipment                                    1                4
                                                                                       --------          -------

       Net cash used in investing activities                                             (2,203)          (2,159)
                                                                                       --------          -------

Cash flows from financing activities:
   Repayments of borrowings under Credit Agreement                                       (1,499)          (3,476)
   Principal payment of capital lease obligation                                           (181)            (344)
                                                                                       --------          -------

       Net cash used in financing activities                                             (1,680)          (3,820)
                                                                                       --------          -------

       Net increase (decrease) in cash and cash equivalents                               2,396           (1,221)

Cash and cash equivalents at beginning of period                                          2,150            8,171
                                                                                       --------          -------
Cash and cash equivalents at end of period                                               $4,546           $6,950
                                                                                       --------          -------

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                                            $7,106           $6,939
     Taxes                                                                                  200               --

See accompanying notes to unaudited condensed consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

     The accompanying June 30, 2001 condensed consolidated financial statements of Rose Hills Company and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United Sates of America. In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

     The Company operates 10 funeral homes, 3 funeral home and cemetery combination properties and 1 cemetery property in the Southern California area. Services offered at the locations include cemetery interment and professional mortuary services, both of which include pre-need and at-need sales. In addition, the Company offers for sale caskets, memorials, vaults, flowers and the sale of pre-need funeral insurance from which commissions are earned.

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

     The amounts for the three and six months ended June 30, 2000 in the foregoing balance sheet, statement of operations and statement of cash flows, and throughout the remainder of this report (including comparative data), have been restated from those originally reported to reflect the proforma effects of applying the accounting change effective January 1, 2000.

     During each of the six months ended June 30, 2000 and 2001, the Company realized cemetery sales and services revenue of approximately $1.5 million and $0.6 million, respectively, previously included in the cumulative effect of accounting change (pre-tax) as of January 1, 2000.

3.  ASSET WRITE DOWN AND OTHER CHARGES:

Disposition of Funeral Homes

     In early 2001, the Company began assessing the long-term term prospects of certain satellite properties including their fit with the Rose Hills Cemetery and Mortuary and the effectiveness of clustering synergies. Based on this assessment, the Company determined that four of the satellite properties did not fit its long-term market strategy. In June 2001, the Company completed disposition of these four locations, which included sub-leasing three locations, and leasing one owned location to independent funeral operators.

     In connection with the disposition of these four locations, the Company restructured its satellite operations and terminated approximately 40 employees. The Company recorded a charge of $1.9 million ($1.5 million non-cash charges relating to the write-off of goodwill and other assets and $.4 million in severance pay and lease termination costs) during the quarter ended June 30, 2001.

Land Movement

     As more fully discussed in note (4) below the Company has accrued $1.5 million for remediation costs and related costs to be incurred in connection with the land movement in a portion of the Rose Hills Memorial Park.

4.  Contingencies

     During August and September 2000, the Company discovered that there had been some land movement in a portion of Rose Hills Memorial Park. The affected area represents approximately 13 acres of the Park's approximately 1,418 total acres, and consists of approximately 12,000 interment sites. The Company hired an outside geo-technical and engineering firm to study the affected area, to identify the underlying causes and the extent of the land movement, and to make recommendations with regard to both short-term and long-term remediation and stabilization measures. Pending the Company's receipt of the engineer's report, the Company undertook various remediation measures, including the installation of additional dewatering wells to improve water drainage conditions in the affected area. The Company also began to relocate to other areas of the Park (at the Company's expense) approximately 140 interred remains that were in the most severely impacted portion of the affected area, and upon request from family members, other interred remains that were located within the affected area. As of July 31, 2001, the Company had relocated or had pending requests to relocate, at the Company's expense, approximately 620 of the approximately 2,600 interred remains in the affected area to other areas of the Cemetery.

     The Company received a preliminary report from the engineering firm in July 2001. In the preliminary report, the engineers have advised the Company that the land movement most likely has been caused by a combination of geologic, topographic, water and soil conditions within the affected area. The preliminary report also identifies a variety of measures that the Company may take to remediate and improve the stability of the land area, including the construction and installation of engineered reinforcement fill berms at the base of the slide, the installation of horizontal and other additional drains throughout the affected area, and the implementation of other erosion control measures. The Company's management is continuing to confer with the engineering consultants to determine whether a combination of these measures is likely to be effective to restore the affected area to a condition that is suitable for interments. If the engineering consultants advise the Company that these measures are likely to achieve such a result, management currently expects that the Company will implement the measures in stages, with the installation of the horizontal drains, erosion control measures and related improvements taking place as early as the fourth quarter of fiscal 2001, and the construction and installation of the reinforcement fill berms beginning in the second quarter of fiscal 2002. If the area can not be restored for interments, management expects the Company will implement only those measures that are necessary to repair and stabilize the affected area, and management will then consider whether the area may be utilized for alternate purposes. In this latter case, the Company is likely to incur additional costs in connection with the relocation of interred remains to other parts of the Cemetery, and may have to incur an accounting charge associated with a reduction in the value of the affected property.

      Based on the engineering firm's preliminary cost estimates, the Company presently estimates that the aggregate construction and related costs to restore and stabilize the affected area will be between approximately $1.5 and $2.8 million. The Company expects to incur approximately $.5 million of these costs during the fourth quarter of fiscal 2001, with the balance to be incurred during the last three quarters of fiscal 2002. The Company also expects that the total direct costs of relocating interred remains for the affected area to other areas of the Cemetery (should that become necessary) could approximate $1.0 million. To the extent that funds are available, the Company intends to seek reimbursement from the improvement reserve in the Company's Endowment Care Fund (ECF) for the costs of relocating interred remains and for a significant portion of the site assessment, repair, maintenance and remediation costs associated with the affected area. Between October 2000 and June 30, 2001, the Company has incurred and has been reimbursed from the ECF reserve for a total of $1.1 million of direct costs related to the relocation of interred remains and professional and other services associated with the assessment, remediation and stabilization of the affected area. As of June 30, 2001, the ECF had $1.4 million in reserves for cemetery improvements. The Company intends to utilize working capital and, if necessary, borrowings under its existing revolving credit facility to pay for any remediation and related costs which are not reimbursed from the ECF.

     Based on the present cost estimates and the amounts available in the ECF improvement reserve fund, the Company has accrued $1.5 million as a reserve for these matters during the quarter ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Rose Hills Company (the "Company"), a Delaware corporation, is a wholly-owned subsidiary of Rose Hills Holdings Corp. ("RH Holdings"). The Company was formed in 1996 for purposes of acquiring Roses, Inc. (the "Mortuary") and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association (the "Association") and Workman Mill Investment Company , the owners of the real property and other cemetery assets of the Rose Hills Memorial Park (the "Cemetery"). In connection with the acquisition, The Loewen Group, Inc., a shareholder of RH Holdings, also caused one of its subsidiaries to contribute 14 funeral homes and 2 funeral home cemetery combination properties (the "Satellite Properties"). In 2001, the Company disposed of four of the Satellite Properties as discussed above in Note 3. As a result of these acquisitions (collectively the "Acquisition Transaction"), the Company is the successor to the operations, assets and liabilities of the Rose Hills Mortuary and Cemetery (collectively, "Rose Hills") and the Satellite Properties.

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

RESULTS OF OPERATIONS

The following table sets forth details of certain income statement data (in millions):

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                     JUNE 30
                                                      2000        2001            2000        2001
                                                     ------      ------          ------      ------
     Sales and service:
        Funeral:
            Services and merchandise                $  6.4      $  7.2            $14.9       $15.5
            Insurance commissions                      0.6         0.8              1.2         1.7
            Other                                      0.1         0.1              0.1         0.1
        Cemetery:
            Before need                                6.1         7.3             11.3        10.9
            At-need                                    3.8         3.9              8.5         8.4
            Endowment care                             1.0         1.1              1.9         2.0
     Total sales and services                         18.0        20.4             37.9        38.6

     Gross profit:
        Funeral sales and services                     1.5         2.2              4.7         5.2
        Cemetery sales and services                    3.6         3.0              6.6         4.1
     Total gross profit                                5.1         5.2             11.3         9.3

The following table sets forth certain income statement data as a percentage of total sales for the Company.

                                                THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                     JUNE 30                                    JUNE 30

                                              2000               2001                     2000             2001
                                              ----               ----                     ----             ----
Sales and services:
 Funeral sales and services                   39.4%             39.7%                     42.8%           44.7%
 Cemetery sales and services                  60.6%             60.3%                     57.2%           55.3%
 Total sales and services                    100.0%            100.0%                    100.0%          100.0%
Gross profit:
 Funeral sales and services                   21.8%             27.4%                     29.1%           30.0%
 Cemetery sales and services                  33.1%             24.2%                     30.6%           19.5%
Total gross profit                            28.6%             25.5%                     30.0%           24.2%
General and administrative
 expenses                                     10.9%              7.2%                     10.0%            7.9%
Goodwill amortization                          5.1%              4.5%                      4.9%            4.8%
Interest expense                              21.9%             18.8%                     21.2%           20.0%

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Consolidated revenues for the quarter ended June 30, 2001 increased 13.3% to $20.4 million from $18.0 million for the quarter ended June 30, 2000. Consolidated gross profit for the second quarter of 2001 was $5.2 million is comparable to the same quarter of 2000. As a percentage of revenue, consolidated gross margin percentage for the second quarter decreased to 25.5% in 2001 from 28.6% in the same quarter 2000.

     Funeral revenue for the quarter was $8.1 million compared to $7.1 million in the same quarter for the prior year. At-need funeral revenue for the quarter totaled $7.4 million, representing a 15.6% increase over the same period last year. The Company performed 1,979 funeral service calls during the second quarter of 2001 compared to 1,836 in the second quarter of 2000, representing a 7.8% increase. Based on available market data the Company believes a portion of the increase is attributable to an increase in market share. In addition, average revenue per funeral call increased 4% compared to last year. The Company has not increased its prices; accordingly, the Company attributes the increase to changes in the mix of services and products sold. Pre-need funeral revenue for the quarter was $0.8 million compared to $0.6 million for the same quarter in the prior year. The operating margin for the funeral segment was 27.4% for the second quarter of 2001 compared to 21.8% for the same quarter last year. The increase in operating margin was primarily attributable to improved operating leverage from the case count increase and improved labor cost controls.

     Cemetery revenue for the quarter was $12.3 million, representing a 12.7% increase from the same quarter in the prior year. Pre-need cemetery revenue for the second quarter of 2001 was $7.3 million compared to $6.1 million for the same quarter during the prior year. Included in the second quarter was a large group property sale to IBPS for $2.0 million. The number of property units sold during the second quarter of 2001 was 1,956 compared to 1,977 units during the same quarter of 2000. Pre-need property commission expense as a percentage of sales was 26% for the second quarter compared to 23% for the same quarter last year. At-need cemetery revenue for the quarter was $3.9 million compared to $3.8 million last year. Total interments were 2,518 for the quarter, which represented a 16% increase over the same quarter in the prior year. The operating margin for the cemetery segment during the quarter decreased from 33.1% last year to 24.2% as a percentage of sales. The decrease was due principally to the lower profit margin associated with the 2.5-acre bulk sale to IBPS in April 2001.

     Corporate general and administrative expense decreased to $1.5 million for the quarter ended June 30, 2001 from $2.0 million for the same quarter in 2000. As a percentage of total sales, general and administrative expenses was 7.2% compared to 10.9% for the same quarter of 2000.

     In April 2001, the Company eliminated 30 staff positions and began a program to consolidate certain satellite property funeral service functions with the Rose Hills Mortuary in an effort to improve operating efficiencies. The Company incurred a charge of $0.3 million during the second quarter of 2001 for severance payments made to the former employees. By June 2001, the Company completed its evaluation of all the satellite funeral home locations and completed the disposition of 4 locations. In connection with these dispositions, the Company provided for an asset impairment reserve resulting in a non-recurring charge of $1.6 million. The components of the charge consisted of $1.5 million of goodwill and other assets and $.1 million of lease termination costs.

     In July 2001, the Company received a preliminary report from its engineering firm hired to study and evaluate recent land movement in the Rose Hills Memorial Park. Based on management's evaluation of the preliminary report, the Company has accrued $1.5 million as a reserve for remediation and related costs. See Note 4 and Part II, item 5, "Contingencies".

     EBITDA, earnings before interest, taxes, depreciation, amortization and non-recurring charges (including cemetery property amortization included in cost of sales), increased to $7.5 million for the quarter ended June 30, 2001 from $5.9 million for the quarter ended June 30, 2000. The $1.6 million increase over the prior year was primarily the result of the large group sale of $1.8 million and 7.8% increase in funeral case volume. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of a company's profitability or liquidity.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Consolidated revenues for the six months ended June 30, 2001 were $38.6 million and 1.9% above the same period ended June 30, 2000. Consolidated gross profit totaled $9.3 million compared to $11.4 million in the same period in 2000. As a percentage of revenue, consolidated gross margin decreased to 24.2% in 2001 from 30.0% in 2000.

     Funeral revenue for the six months ended June 30, 2001 increased to $17.3 million from $16.2 million during the same period in the prior year, an increase of 6.4%. At-need funeral revenue totaled $15.5 million, representing a 4.0% increase from the prior year. The number of total funeral calls of 4,236 was comparable to the number of calls during the same period in the prior year. The Rose Hills funeral home experienced a 5.7% case count increase, which was offset by an 8.1% decrease at the satellite funeral locations. Pre-need funeral revenue for the period was $1.7 million compared to $1.2 million in the prior year, representing a 41.7% increase. The significant increase over the prior year is due to a greater emphasis on increasing prearranged funeral services and selling pre-need cemetery merchandise and services on insurance contracts (beginning July 2001). As of June 30, 2001 the Company had a prearranged funeral and cemetery insurance backlog of approximately $150.0 million. The operating margin for the funeral segment was 30.0% compared to 29.1% last year.

     Cemetery revenue for the six months ended June 30, 2001 decreased 1.5% over last year to $21.3 million. Pre-need cemetery revenue decreased 4.0% to $10.9 compared to the same period last year. Pre-need cemetery revenue in 2001 includes a bulk sale to the IBPS for $1.8 million. No comparable sale was made in the same period last year. During the period the Company also deferred approximately $0.8 million in cemetery property sales relating to projects under construction. Management believes these projects will be completed and the associated revenue recognized by year-end. At-need cemetery revenue for the period was $8.4 million and comparable to same period last year. Total interments for the period were 5,074, a 7.0% increase over last year. Income from endowment care funds totaled approximately $2.0 million and was approximately equal to last year. The operating margin for the cemetery segment was 19.5% of sales compared to 30.6% last year. The decline was due to the lower profit margin received from the IBPS $1.8 million bulk property sale in April 2001 and increased advertising costs in the first quarter this year.

     Corporate general and administrative expenses decreased to $3.0 million from $3.8 million in 2001. As a percentage of total sales, general and administrative expenses was 7.9% compared to 10.0% for the same period in 2000.

         In April 2001, the Company eliminated 30 staff positions and began a program to consolidate certain satellite property funeral service functions with the Rose Hills Mortuary in an effort to improve operating efficiencies. The Company incurred a charge of $0.3 million during the second quarter of 2001 for severance payments made to the former employees. By June 2001, the Company completed the disposition of 4 locations. In connection with these dispositions, the Company provided for an asset impairment reserve resulting in a non-recurring charge of $1.6 million. The components of the charge consisted of $1.5 million of goodwill and other assets and $.1 million of lease termination costs. See Note 4 and Part II, item 5, "Contingencies".

         In July 2001, the Company received a preliminary report from its engineering firm hired to study and evaluate recent land movement in the Rose Hills Memorial Park. Based on management's evaluation of the preliminary report the Company has accrued $1.5 million as a reserve for remediation and related costs. See Note 4 and Part II, item 5, "Contingencies."

     EBITDA, earnings before interest, taxes, depreciation, amortization and non-recurring charges (including cemetery property amortization included in cost of sales), increased to $12.6 million for the six months ended June 30, 2001 from $12.5 million in 2000. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of a company's profitability or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

     The Company presently believes that, based upon current levels of operations and anticipated growth and the availability of the Bank Revolving Facility (see description below), it can meet working capital and short-term liquidity requirements for current operations, satisfy its contingent obligations and service its indebtedness through December 31, 2002. As of June 30, 2001, the Company had net working capital of $12.5 million and a current ratio of 1.88 as compared to $10.5 million of net working capital and current ratio of 1.59 at December 31, 2000.

     Net cash provided by operating activities was $4.8 million for the six months ended June 30, 2001. For the same period last year, net cash provided by operating activities was $6.3 million. The primary reason for the decline over prior year is the decrease in account receivable turnover and non-recurring severance related costs in 2001.

     The primary use of cash will be for working capital, principal payments on outstanding long-term indebtedness and capital expenditures as permitted under the terms of bank agreements. The Company estimates its current year capital expenditures of approximately $5.0 million will be used primarily to develop and improve the existing infrastructure and cemetery grounds.

     Concurrent with the Acquisition Transaction, the Company entered into senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $75.0 million, the proceeds of which were used to finance the Acquisition Transaction and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility") in an aggregate principal amount of up to $25.0 million , the proceeds of which are available for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. Effective May 2, 2001 the Company effectively amended the Bank Revolving Facility reducing the aggregate principal amount available to $10.0 million and extending its maturity date to April 1, 2003. Borrowings under the Revolving Credit Facility must be fully paid for a minimum period of 30 days for each 12-month period ending December 1.

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

     As a result of the Acquisition Transaction and the application of proceeds therefrom, the Company's total outstanding indebtedness was approximately $145.1 million as of June 30, 2001. As of August 10, 2001 the Company had the entire $10.0 million of borrowing capacity available under the Bank Revolving Facility available. Management currently believes that, based upon current levels of operations and anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its existing indebtedness through December 31, 2002. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations. In addition, the Company currently expects that it will have to obtain new or additional financing to pay some or all of the principal amount due at maturity under the Bank Term Facility ($53 million by November 1, 2003) and under the Notes ($80 million on November 15, 2004). No assurance can be given that such financing will be available to the Company or, if available, that it may be obtained on terms and conditions that are satisfactory to the Company.

      The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on: the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Exchange Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates. At June 30, 2001 the Company was in compliance with the terms of the indenture and the Bank Credit Facilities.

NEW ACCOUNTING PRONOUNCEMENTS

         On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" was approved by the Financial Accounting Standards Board (FASB). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment -only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's market risk is impacted by changes in interest rates. Pursuant to the Company's policies, and depending on market conditions, the Company may utilize derivative financial instruments (such as interest rate collar agreements) from time to time to reduce the impact of adverse changes in interest rates. The Company does not use derivative instruments for speculation or trading purposes, and has no material sensitivity to changes in market rates and prices on its derivative financial instrument positions. The Company did not have any such agreements or instruments in place as of June 30, 2001.

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

      During August and September 2000, the Company discovered that there had been some land movement in a portion of Rose Hills Memorial Park. The affected area represents approximately 13 acres of the Park's approximately 1,418 total acres, and consists of approximately 12,000 interment sites. The Company hired an outside geo-technical and engineering firm to study the affected area, to identify the underlying causes and the extent of the land movement, and to make recommendations with regard to both short-term and long-term remediation and stabilization measures. Pending the Company's receipt of the engineer's report, the Company undertook various remediation measures, including the installation of additional dewatering wells to improve water drainage conditions in the affected area. The Company also began to relocate to other areas of the Park (at the Company's expense) approximately 140 interred remains that were in the most severely impacted portion of the affected area, and upon request from family members, other interred remains that were located within the affected area. As of July 31, 2001, the Company had relocated or had pending requests to relocate, at the Company's expense, approximately 620 of the approximately 2,600 interred remains in the affected area to other areas of the Cemetery.

      The Company received a preliminary report from the engineering firm in July 2001. In the preliminary report, the engineers have advised the Company that the land movement most likely has been caused by a combination of geologic, topographic, water and soil conditions within the affected area. The preliminary report also identifies a variety of measures that the Company may take to remediate and improve the stability of the land area, including the construction and installation of engineered reinforcement fill berms at the base of the slide, the installation of horizontal and other additional drains throughout the affected area, and the implementation of other erosion control measures. The Company's management is continuing to confer with the engineering consultants to determine whether a combination of these measures is likely to be effective to restore the affected area to a condition that is suitable for interments. If the engineering consultants advise the Company that these measures are likely to achieve such a result, management currently expects that the Company will implement the measures in stages, with the installation of the horizontal drains, erosion control measures and related improvements taking place as early as the fourth quarter of fiscal 2001, and the construction and installation of the reinforcement fill berms beginning in the second quarter of fiscal 2002. If the area can not be restored for interments, management expects the Company will implement only those measures that are necessary to repair and stabilize the affected area, and management will then consider whether the area may be utilized for alternate purposes. In this latter case, the Company is likely to incur additional costs in connection with the relocation of interred remains to other parts of the Cemetery, and may have to incur an accounting charge associated with a reduction in the value of the affected property.

      Based on the engineering firm's preliminary cost estimates, the Company presently estimates that the aggregate construction and related costs to restore and stabilize the affected area will be between approximately $1.5 and $2.8 million. The Company expects to incur approximately $0.5 million of these costs during the fourth quarter of fiscal 2001, with the balance to be incurred during the last three quarters of fiscal 2002. The Company also expects that the total direct costs of relocating interred remains for the affected area to other areas of the Cemetery (should that become necessary) could approximate $1.0 million. To the extent that funds are available, the Company intends to seek reimbursement from the improvement reserve in the Company's Endowment Care Fund
(ECF) for the costs of relocating interred remains and for a significant portion of the site assessment, repair, maintenance and remediation costs associated with the affected area. Between October 2000 and June 30, 2001, the Company has incurred and has been reimbursed from the ECF reserve for a total of $1.1 million of direct costs related to the relocation of interred remains and professional and other services associated with the assessment, remediation and stabilization of the affected area. As of June 30, 2001, the ECF had $1.4 million in reserves for cemetery improvements. The Company intends to utilize working capital and, if necessary, borrowings under its existing revolving credit facility to pay for any remediation and related costs which are not reimbursed from the ECF.

      Based on the present cost estimates and the amounts available in the ECF improvement reserve fund, the Company has accrued $1.5 million as a reserve for these matters during the quarter ended June 30, 2001.

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

      In July 2000, the County of Los Angeles completed its property tax reassessment reflecting its opinion of the fair value of Rose Hills' cemetery property at the Acquisition Transaction date. The County placed a fair value on the cemetery property that is approximately 60% higher than the independent appraisal prepared by the property tax consultant and approximately

50% higher than the fair market value computed by the independent appraiser at the time of the Acquisition Transaction. The Company filed an assessment appeal with the Los Angeles County Assessor, however, the supplemental tax based on the reassessment must be paid during the appeal process. The total supplemental property tax assessed by the County for the period November 1996 to June 30, 2001 is approximately $2.5 million greater than the amount accrued by the Company using the independent property tax appraisal. A large portion of the supplemental tax bill is payable, interest-free, over four years.

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



August 13, 2001

INDEX OF EXHIBITS


Exhibit
Number    Description
------    -----------
*10.29    Gregg Williamson Employment Agreement

(b)  Reports on Form 8-K

      None

________________
  *Filed Herewith.