Form 10-Q
period 2001-09-30
ROSE HILLS CO
filed 2001-11-14
CIK 1030376

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              __________________

                                   FORM 10-Q

                                  (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________


                       COMMISSION FILE NUMBER 333-21411
                        ______________________________


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

                              __________________


   Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of outstanding common shares as of November 13, 2001 was 1,000.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)




                                                                          PAGE

PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

     CONDENSED CONSOLIDATED BALANCE SHEETS
      as of September 30, 2001 and December 31, 2000                        1

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      for the Three and Nine Months Ended September 30, 2001 and 2000       2

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      for the Nine Months Ended September 30, 2001 and 2000                 3

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                   4

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                                    6

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      11

PART II. OTHER INFORMATION

  ITEM 5   OTHER INFORMATION                                               11

  ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                13

  SIGNATURES                                                               14

              ROSE HILLS COMPANY AND SUBSIDIARIES (A Wholly-Owned
                   Subsidiary of Rose Hills Holdings Corp.)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                AS OF DECEMBER 31, 2000 AND SEPTEMBER 30, 2001
                     (In thousands, except share amounts)
                                  (UNAUDITED)

                                                ASSETS                                                2000        2001
                                                                                                   ----------  -----------
Current assets:
   Cash and cash equivalents....................................................................     $ 8,171     $ 12,529
   Accounts receivable, net of allowances.......................................................      12,662       10,397
   Inventories..................................................................................       1,042        1,136
   Prepaid expenses and other current assets....................................................       2,640        1,545
   Deferred tax asset...........................................................................       3,550        3,550
                                                                                                    --------     --------
            Total current assets................................................................      28,065       29,157
                                                                                                    --------     --------
Long-term receivables, net of allowances........................................................      14,012       11,581
Cemetery property...............................................................................      74,551       71,880
Property and equipment, net.....................................................................      59,870       58,611
Goodwill, net...................................................................................     118,330      114,582
Deferred finance charges........................................................................       5,777        4,555
Receivables from service trusts.................................................................       7,323        7,811
Other assets....................................................................................       2,533        2,514
                                                                                                    --------     --------
          Total assets..........................................................................    $310,461     $300,691
                                                                                                    ========     ========

                                 LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable and accrued liabilities.....................................................     $ 9,759      $ 9,528
   Current portion of long-term debt............................................................       7,842        8,772
                                                                                                    --------     --------
          Total current liabilities.............................................................      17,601       18,300
Retirement plan liabilities.....................................................................       6,876        6,779
Deferred tax liability..........................................................................       3,065        3,065
Subordinated notes payable......................................................................      80,000       80,000
Bank senior term-loan...........................................................................      61,581       57,111
Other long-term debt............................................................................       1,658        1,067
Other liabilities...............................................................................          50           50
Deferred revenue................................................................................      17,995       17,452

Commitments and contingencies

Stockholder's equity:
   Common stock, par value of $.01. Authorized and outstanding 1,000 shares.....................          --           --
   Additional paid-in capital...................................................................     129,554      129,554
   Accumulated deficit..........................................................................     (7,919)     (12,687)
                                                                                                    --------     --------
          Total stockholder's equity............................................................     121,635      116,867
                                                                                                    --------     --------
                Total liabilities and stockholder's equity......................................    $310,461     $300,691
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
                                  (UNAUDITED)

                                                                                       Three Months Ended    Nine Months Ended
                                                                                          September 30          September 30
                                                                                        2000       2001       2000       2001
                                                                                      ---------- ---------- ---------- ----------
Sales and services:
   Funeral sales and services.......................................................    $ 7,862    $ 7,111   $ 24,104   $ 24,393
   Cemetery sales and services......................................................      9,228      9,460     30,899     30,798
                                                                                        -------    -------   --------   --------

           Total sales and services.................................................     17,090     16,571     55,003     55,191

Cost of sales and services:
   Funeral sales and services.......................................................      5,874      5,752     17,390     17,847
   Cemetery sales and services......................................................      6,665      7,808     21,702     24,988
                                                                                        -------    -------   --------   --------

               Total cost of sales and services.....................................     12,539     13,560     39,092     42,835

          Gross profit..............................................................      4,551      3,011     15,911     12,356

General and administrative expenses.................................................      1,778      2,331      5,598      5,376
Amortization of purchase price in excess of
               net assets acquired and other intangibles............................        924        912      2,780      2,755
Asset write down and other charges..................................................         --      1,000         --      4,425
                                                                                        -------    -------   --------   --------

               Income (loss) from operations .......................................      1,839     (1,232)     7,533       (200)

Other income (expense):
  Interest expense..................................................................     (3,941)    (3,559)   (11,982)   (11,286)
  Finance and interest income ......................................................        979        742      2,518      2,257
                                                                                        -------    -------   --------   --------

            Loss before income taxes and cumulative effect of accounting
               Change...............................................................     (1,123)    (4,049)    (1,931)    (9,229)

Income tax benefit .................................................................       (738)    (1,887)       (11)    (4,461)

Net loss before cumulative effect of accounting change..............................       (385)    (2,162)    (1,920)    (4,768)

Cumulative effect of accounting change (net of income tax benefit of $4,862) .......         --         --     (7,467)        --

          Net loss .................................................................    $  (385)   $(2,162)  $ (9,387)  $ (4,768)

See accompanying notes to unaudited condensed consolidated financial statements.

                    ROSE HILLS COMPANY AND SUBSIDIARIES (A
             Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                         September 30
                                                                                      2000          2001
                                                                                   -----------  -------------
Cash flows from operating activities:
        Net loss..................................................................   $ (9,387)      $ (4,768)
     Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization..............................................      6,117          5,769
          Amortization of deferred finance cost...................................      1,222          1,222
       Amortization of cemetery property..........................................      1,640          3,617
       Provision for bad debts and sales cancellation.............................      2,057            842
       Asset write-off from disposal of funeral homes.............................         --          1,455
       Loss/(Gain) on disposal of property and equipment..........................          1           (38)
Changes in operating assets and liabilities:
         Accounts receivable......................................................        717          2,908
         Inventories..............................................................       (184)           (94)
         Prepaid expenses and other current assets................................      2,082          1,095
         Accounts payable and accrued expenses....................................     (5,950)          (230)
         Retirement plan liabilities..............................................       (143)           (97)
             Net deferred revenue.................................................     20,277           (543)
         Other assets and liabilities, net........................................     (5,864)           685
                                                                                   -----------  -------------
             Net cash provided by operating activities............................     12,585         11,824
                                                                                   -----------  -------------
Cash flows from investing activities:
     Capital expenditures.........................................................     (3,555)        (3,433)
      Proceeds from disposal of property and equipment............................          4             98
                                                                                   -----------  -------------
             Net cash used in investing activities................................     (3,551)        (3,335)
                                                                                   -----------  -------------
Cash flows from financing activities:
      Principal payments of long-term debt........................................     (1,499)        (3,476)
       Principal payments of capital lease obligations............................       (384)          (517)
      Decrease in other long-term debt............................................        (11)          (138)
                                                                                   -----------  -------------
             Net cash used in financing activities................................     (1,894)        (4,131)
                                                                                   -----------  -------------
             Net increase in cash and cash equivalents............................      7,140          4,358
Cash and cash equivalents at beginning of period..................................      2,150          8,171
                                                                                   -----------  -------------
Cash and cash equivalents at end of period........................................   $  9,290      $  12,529
                                                                                   ===========  =============
Supplemental disclosures of cash flow information: Cash paid during the period for:
          Interest................................................................   $  8,855      $   8,134
          Taxes...................................................................        200             --
                                                                                   ===========  =============

See accompanying notes to unaudited condensed consolidated financial statements.

                    ROSE HILLS COMPANY AND SUBSIDIARIES (A
             Wholly-Owned Subsidiary of Rose Hills Holdings Corp.) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying September 30, 2001 condensed consolidated financial statements of Rose Hills Company and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United Sates of America. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

     The amounts for the three and nine months ended September 30, 2000 in the foregoing balance sheet, statement of operations and statement of cash flows, and throughout the remainder of this report (including comparative data), have been restated from those originally reported to reflect the proforma effects of applying the accounting change effective January 1, 2000.

     During each of the nine months ended September 30, 2000 and 2001, the Company realized cemetery sales and services revenue of approximately $2.7 million and $1.1 million, respectively, and during the three months ended September 30, 2000 and 2001, the Company realized cemetery sales and service revenue of approximately $1.2 million and $0.5 million, respectively, previously included in the cumulative effect of accounting change as of January 1, 2000.

3.   ASSET WRITE DOWN AND OTHER CHARGES:

Disposition of Funeral Homes

         In early 2001, the Company began assessing the long-term term prospects of certain satellite properties including their fit with the Rose Hills Cemetery and Mortuary and the effectiveness of clustering synergies. Based on this assessment, the Company determined that four of the satellite properties did not fit the Company's long-term market strategy. In June 2001, the Company completed disposition of these four locations, which included sub-leasing three locations, and leasing one owned location to independent funeral operators.

         In connection with the disposition of these four locations, the Company restructured its Satellite operations and terminated approximately 40 employees. The Company recorded a charge of $1.9 million ($1.5 million non cash charges relating to the write-off of goodwill and other assets and $.4 million in severance pay and lease termination costs) during the quarter ended June 30, 2001.

Land Movement

         As more fully discussed in note (4) below the Company has accrued $2.5 million for remediation and related costs to be incurred in connection with the land movement in a portion of the Rose Hills Memorial Park.

4.   Contingencies

      During August and September 2000, the Company discovered that there had been some land movement in a portion of Rose Hills Memorial Park. The affected area represents approximately 13 acres of the Park's approximately 1,418 total acres, and consists of approximately 12,000 interment sites. The Company hired an outside geo-technical and engineering firm to study the affected area, to identify the underlying causes and the extent of the land movement, and to make recommendations with regard to both short-term and long-term remediation and stabilization measures. Pending the Company's receipt of the engineer's report, the Company undertook various remediation measures, including the installation of additional dewatering wells to improve water drainage conditions in the affected area. The Company also began to relocate to other areas of the Park (at the Company's expense) approximately 140 interred remains that were in the most severely impacted portion of the affected area, and upon request from family members, other interred remains that were located within the affected area. As of October 31, 2001, the Company had relocated, at the Company's expense, approximately 750 of the approximately 2,600 interred remains in the affected area to other areas of the Cemetery.

      The Company received a preliminary report from the engineering firm in July 2001. In the preliminary report, the engineers advised the Company that the land movement most likely had been caused by a combination of geologic, topographic, water and soil conditions within the affected area. The preliminary report also identified a variety of measures that the Company could take to remediate and improve the stability of the land area, including the construction and installation of engineered reinforcement fill berms at the base of the slide, the installation of horizontal and other additional drains throughout the affected area, and the implementation of other erosion control measures. In October 2001, the engineering firm completed additional tests and revised their initial recommendation to include de-watering wells instead of horizontal drains. The Company's management is continuing to confer with the engineering consultants to determine whether a combination of these measures is likely to be effective to restore the affected area to a condition that is suitable for interments. If the engineering consultants advise the Company that these measures are likely to achieve such a result, management currently expects that the Company will implement the measures in stages, with the installation of the de-watering wells, erosion control measures and related improvements taking place as early as the second quarter of fiscal 2002, and the construction and installation of the reinforcement fill berms beginning in the third or fourth quarter of fiscal 2002. If the area can not be restored for interments, management expects the Company will implement only those measures that are necessary to repair and stabilize the affected area, and management will then consider whether the area may be utilized for alternate purposes. In this latter case, the Company is likely to incur additional costs in connection with the relocation of interred remains to other parts of the Cemetery, and may have to incur an accounting charge associated with a reduction in the value of the affected property.

      Based on the engineering firm's preliminary cost estimates, the Company presently estimates that the aggregate construction and related costs to restore and stabilize the affected area will be approximately $3.1 million. The Company expects to incur approximately $.5 million of these costs during the second quarter of fiscal 2002, with the balance to be incurred during the last two quarters of fiscal 2002. The Company also expects that the total direct costs of relocating interred remains for the affected area to other areas of the Cemetery (should that become necessary) could approximate $1.0 million. The Company is also evaluating the necessity of building a water blending facility for water discharged from newly installed wells. The cost of this system is expected to be approximately $0.6 million. To the extent that funds are available, the Company intends to seek reimbursement from the improvement reserve in the Company's Endowment Care Fund (ECF) for the costs of relocating interred remains and for a significant portion of the site assessment, repair, maintenance and remediation costs associated with the affected area. Between October 2000 and September 30, 2001, the Company has incurred $1.6 million and has been reimbursed from the ECF reserve $1.1 million of direct costs related to the relocation of interred remains and professional and other services associated with the assessment, remediation and stabilization of the affected area. As of September 30, 2001, the ECF had $1.1 million in reserves for cemetery improvements. The Company intends to utilize working capital and, if necessary, borrowings under its existing revolving credit facility to pay for any remediation and related costs which are not reimbursed from the ECF.

      Based on the additional test results, revised estimates provided by the engineering firm during the third quarter, and the amounts available in the ECF improvement reserve fund, the Company has increased its accrual from $1.5 million to $2.5 million as a reserve for these matters during the third quarter ended September 30, 2001, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS.

OVERVIEW

      Rose Hills Company (the "Company"), a Delaware corporation, is a wholly-owned subsidiary of Rose Hills Holdings Corp. ("RH Holdings"). The Company was formed in 1996 for purposes of acquiring Roses, Inc. (the "Mortuary") and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association (the "Association") and Workman Mill Investment Company, the owners of the real property and other cemetery assets of the Rose Hills Memorial Park (the "Cemetery"). In connection with the acquisition, The Loewen Group, Inc., a shareholder of RH Holdings, also caused one of its subsidiaries to contribute 14 funeral homes and 2 funeral home cemetery combination properties (the "Satellite Properties"). In 2001, the Company disposed of four of the Satellite Properties as discussed above in Note 3. As a result of these acquisitions (collectively the "Acquisition Transaction"), the Company is the successor to the operations, assets and liabilities of the Rose Hills Mortuary and Cemetery (collectively, "Rose Hills") and the Satellite Properties.

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


RESULTS OF OPERATIONS

For purposes of the following discussion, the Company's comparable results in all periods presented represent financial results excluding operations that were divested by the Company between January 1, 2000 and September 30, 2001.

The following table sets forth details of certain income statement data (in millions):

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30                        SEPTEMBER 30
                                                        2000             2001              2000               2001
                                                        ----             ----              ----               ----
     Sales and service:
        Funeral:
            Services and merchandise                  $ 6.7             $ 6.4            $ 20.9             $ 21.3
            Insurance commissions                       0.8               0.6               1.9                2.2
            Disposed locations                          0.3               0.0               1.1                 .7
            Other                                       0.1               0.1               0.2                0.1
        Cemetery:
            Before need                                 4.3               4.8              15.5               15.7
            At-need                                     4.0               3.7              12.5               12.2
            Endowment care                               .9                .9               2.9                2.9
     Total sales and services                          16.8              16.5              53.9               54.4

     Gross profit:
        Funeral sales and services                      2.1               1.4               6.8                6.6
        Cemetery sales and services                     2.5               1.6               9.2                5.8
        Disposed locations                              0.0               0.0               0.1                0.0
     Total gross profit                                 4.6               3.0              15.9               12.4


The following table sets forth certain income statement data as a percentage of total sales for the Company.

                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            SEPTEMBER 30                        SEPTEMBER 30
                                                        2000             2001              2000               2001
                                                        ----             ----              ----               ----
     Sales and service:
      Funeral sales and services                       45.0%             42.7%            42.7%               43.5%
      Cemetery sales and services                      55.0%             57.3%            57.3%               56.5%
      Total sales and services                        100.0%            100.0%           100.0%              100.0%
     Gross profit:
       Funeral sales and services                      27.4%             19.5%            29.6%               28.0%
       Cemetery sales and services                     27.6%             17.4%            29.7%               18.8%
      Total gross profit                               27.5%             18.3%            29.7%               22.8%
      General and administrative
         expenses                                      10.6%             14.4%            10.2%                9.8%
      Goodwill amortization                             5.4%              5.5%             5.1%                5.0%
      Interest expense                                 23.6%             21.6%            22.2%               20.7%


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Consolidated revenues for the quarter ended September 30, 2001 decreased 1.4% to $16.5 million from $16.8 million for the quarter ended September 30, 2000. Consolidated gross profit for the third quarter of 2001 decreased by 34.3% to $3.0 from $4.6 million in the same quarter of 2000. As a percentage of revenue, consolidated gross margin percentage for the third quarter decreased to 18.3% in 2001 from 27.5% in the same quarter 2000.

     Funeral revenue for the quarter was $7.1 million compared to $7.6 million in the same quarter for the prior year. At-need funeral revenue for the quarter totaled $6.4 million, representing a 4.1% decrease over the same period last year. The Company performed 1,714 funeral service calls during the third quarter of 2001 compared to 1,704 in the third quarter of 2000, representing a 0.6% increase. The Company has not changed prices; accordingly, it attributes the 6% decrease from last year's average revenue per funeral call to changes in the mix of services and products sold. Pre-need funeral revenue for the quarter was $0.6 million compared to $0.8 million for the same quarter in the prior year. Reduced selling and marketing in the latter part of September 2001 and an unfavorable persistency rate were primarily responsible for the $0.2 million decrease in pre-need funeral revenue. The operating margin for the funeral segment was 19.5% for the third quarter of 2001 compared to 27.4% for the same quarter last year. The $0.7 million decrease in operating margin was primarily attributable to the decrease in average revenue per funeral call.

     Cemetery revenue for the quarter was $9.5 million compared to $9.2 million in the same quarter last year. Pre-need cemetery revenue for the third quarter of 2001 was $4.8 million compared to $4.3 million for the same quarter during the prior year. The number of pre-need property units sold during the third quarter of 2001 was 1,515 compared to 1,850 units during the same quarter of 2000. A non-comparable multiple unit sale in the third quarter of 2000 and reduced selling and marketing in the latter part of September 2001 contributed to an 18% decreased in units sold but was countered by an increase in average revenue per unit. Pre-need property commission expense as a percentage of sales was 30% for the third quarter compared to 29% for the same quarter last year. At-need cemetery revenue for the quarter was $3.7 million compared to $4.0 million for the same quarter last year, representing a 6% decrease. Total interments were 2,223 for the quarter, which represented a 4% decrease over the same quarter in the prior year. The operating margin for the cemetery segment during the quarter decreased from 27.6% last year to 17.4% as a percentage of sales. The decrease was due principally to a lower profit margin received on high priced property estates. Other contributions to the decline were increased spending on labor and environmental and property tax issues.

     Corporate general and administrative expense increased to $2.4 million for the quarter ended September 30, 2001 from $1.8 million for the same quarter in 2000. The increase of $0.6 million compared to the prior period is due to a one-time charge for settlement of a lawsuit involving the maintenance of drainage easements for Rose Hills Memorial Park. No comparative charges were incurred during the prior period. As a percentage of total sales, general and administrative expenses were 14.4% compared to 10.6% for the same quarter of 2000.

     In October 2001, the engineering firm hired to study and evaluate the recent land movement in the Rose Hills Memorial Park completed additional tests and revised their initial recommendation. Based on Management's evaluation of the revised recommendation, the Company has accrued an additional $1.0 million in remediation costs in this reporting period.

     EBITDA, earnings before interest, taxes, depreciation, amortization (including cemetery property amortization included on cost of sales), and non-recurring charges (including a $1.0 million land movement reserve), decreased to $3.2 million for the quarter ended September 30, 2001 from $5.3 million for the quarter ended September 30, 2000. Reduced profit margins in the funeral and cemetery segments (created by a strategy to maintain 1999 price levels and an increase in the sale of high priced property estates that have lower profit margins), along with the one-time settlement charge for the maintenance of drainage easements, were primarily responsible for the $2.1 million decrease from the prior year. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of a company's profitability or liquidity.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Consolidated revenues for the nine months ended September 30, 2001 were $54.4 million and 1.1% above the same period ended September 30, 2000. Consolidated gross profit totaled $12.4 million compared to $16.0 million in the same period in 2000. As a percentage of revenue, consolidated gross margin decreased to 22.8% in 2001 from 29.7% in 2000.

     Funeral revenue for the nine months ended September 30, 2001 increased to $23.6 million from $23.0 million during the same period in the prior year, an increase of 2.9%. At-need funeral revenue totaled $21.3 million, representing a 2.1% increase from the prior year. The Company performed 5,714 funeral service calls during the period this year compared to 5,633 last year, representing a 1.4% increase. The Rose Hills funeral home experienced a 3.5% case count increase, which was offset by a 2.2% decrease at satellite funeral locations. Based upon available market data, the Company believes that the increase is due to an overall increase in deaths and an increase in market share. Pre-need funeral revenue for the period was $2.2 million compared to $1.9 million in the prior year, representing a 13.9% increase. The significant increase over the prior year is due to selling pre-need cemetery merchandise and services on insurance contracts (beginning July 2000). As of September 30, 2001 the Company had a prearranged funeral and cemetery insurance backlog of approximately $164.8 million. The operating margin for the funeral segment was 28.0% compared to 29.6% last year.

     Cemetery revenue for the nine months ended September 30, 2001 was $30.8 million, which was consistent with the prior year. Pre-need cemetery revenue increased 1.1% to $15.7 million compared to $15.5 million in the same period last year, which includes a $1.8 million bulk sale to IBPS in the second quarter 2001. No comparable sale was made in the same period last year. During the period, the company deferred approximately $1.2 million in cemetery property sales relating to projects under construction. Management believes these projects will be completed by year-end and the associated revenue recognized. Pre-need property commission expense as a percentage of sales was 28% for the nine months of 2001 compared to 27% for the same period last year. At-need cemetery revenue for the period was $12.2 million representing a decrease of 1.9% from $12.5 million in the same period last year. Total interments for the period were 7,297, a 3.3% increase over last year. The Company has not changed prices; accordingly, it attributes the decrease from last year's average revenue per interment to changes in the mix of services and products sold. Income from endowment care funds totaled approximately $2.9 million, which was consistent with last year. The operating margin for the cemetery segment was 18.8% of sales compared to 29.7% last year. The $3.4 million decline in operating margin was due to lower margins received on high priced estate sales and the IBPS $1.8 million bulk sale and an increase in labor, advertising, and property tax expenses.

     Corporate general and administrative expenses decreased to $5.4 million from $5.6 million in 2000. As a percentage of total sales, general and administrative expenses was 9.8% compared to 10.2% for the same period in 2000.

     EBITDA, earnings before interest, taxes, depreciation, amortization (including cemetery property amortization included in cost of sales) and non-recurring charges (includes a $2.5 million land movement reserve, a $0.3 million satellite operations restructuring charge and a $0.5 million goodwill impairment) decreased to $15.8 million for the nine months ended September 30, 2001 from $17.7 million in 2000. The cemetery segment's lower margin was primarily responsible for the $1.9 million decrease in EBITDA. Other charges impacting the EBITDA decrease included a one-time $0.5 million charge for settlement of a lawsuit involving maintenance of drainage easements and a $0.4 million Phantom Equity Plan charge; no comparable charges were made in the same period last year. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of a company's profitability or liquidity.


LIQUIDITY AND CAPITAL RESOURCES

     The Company presently believes that, based upon current levels of operations and anticipated growth and the availability of the Bank Revolving Facility (see description below), it can meet working capital and short-term liquidity requirements for current operations, satisfy its contingent obligations and service its indebtedness through December 31, 2002. As of September 30, 2001, the Company had net working capital of $11.9 million and a current ratio of 1.68 as compared to $10.5 million of net working capital and current ratio of 1.59 at December 31, 2000.

     Net cash provided by operating activities was $11.8 million for the nine months ended September 30, 2001. For the same period last year, net cash provided by operating activities was $12.6 million.

     The primary use of cash will be for working capital, principal payments on outstanding long-term indebtedness and capital expenditures as permitted under the terms of bank agreements. The Company estimates its current year capital expenditures of approximately $5.0 million will be used primarily to develop and improve the existing infrastructure and cemetery grounds.

     Concurrent with the Acquisition Transaction, the Company entered into senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $75.0 million, the proceeds of which were used to finance the Acquisition Transaction and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility") in an aggregate principal amount of up to $25.0 million , the proceeds of which are available for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. Effective May 2, 2001 the Company amended the Bank Revolving Facility reducing the aggregate principal amount available to $10.0 million and extending its maturity date to April 1, 2003. Borrowings under the Revolving Credit Facility must be fully paid for a minimum period of 30 days for each 12-month period ending December 1.

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

     As a result of the Acquisition Transaction and the application of proceeds therefrom, the Company's total outstanding indebtedness was approximately $145.1 million as of September 30, 2001. As of October 31, 2001 the Company had the entire $10.0 million of borrowing capacity available under the Bank Revolving Facility available. Management currently believes that, based upon current levels of operations and anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its existing indebtedness through December 31, 2002. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations. In addition, the Company currently expects that it will have to obtain new or additional financing to pay some or all of the principal amount due at maturity under the Bank Term Facility ($53 million by November 1, 2003) and under the Notes ($80 million on November 15, 2004). No assurance can be given that such financing will be available to the Company or, if available, that it may be obtained on terms and conditions that are satisfactory to the Company.

     The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on: the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Exchange Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates. At September 30, 2001 the Company was in compliance with the terms of the indenture and the Bank Credit Facilities.

NEW ACCOUNTING PRONOUNCEMENTS

         On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (Statement 142) was approved by the Financial Accounting Standards Board (FASB). Statement 142 changes the accounting for goodwill from an amortization method to an impairment -only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The provisions of Statement 142 will be effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. Management has not determined the impact of Statement 142, but anticipates the adoption of this statement will have a material adverse impact on the Company's consolidated financial position through an impairment charge to goodwill in the first quarter of 2002. Also, effective in the first quarter of 2002, the Company will account for goodwill by an impairment method instead of an amortization method. Amortization expense related to goodwill for the twelve months ended December 31, 2000 was $3.3 million and $2.5 million for the nine months ended September 30, 2001.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142, "Goodwill and Other Intangible Assets".

         The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001. Accordingly, the Company will adopt Statement 144 in the first quarter of 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, Management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's market risk is impacted by changes in interest rates. Pursuant to the Company's policies, and depending on market conditions, the Company may utilize derivative financial instruments (such as interest rate collar agreements) from time to time to reduce the impact of adverse changes in interest rates. The Company does not use derivative instruments for speculation or trading purposes, and has no material sensitivity to changes in market rates and prices on its derivative financial instrument positions. The Company did not have any such agreements or instruments in place as of September 30, 2001.

PART II

ITEM 5 - OTHER INFORMATION

CONTINGENCIES

      The Company is involved in certain matters of threatened and filed litigation, none of which, in the judgment of the Management, will have a material impact on the Company's consolidated financial position or results of operations.

      Environmental audits of the Company's various properties were conducted in connection with the Acquisition Transaction. Management is aware of certain areas within the Cemetery that have required and may in the future require remediation, including a solid waste disposal area that previously was used to dump rubbish, green waste and used motor oil in the 1970's. The Company believes that Rose Hills Foundation (the "Foundation"), an unaffiliated company that is the successor to the Association, is obligated to pay for or otherwise indemnify the Company for the remediation costs associated with this area pursuant to the terms of an Environmental Compliance Agreement entered into at the time of the Acquisition Transaction. To date, the Foundation has taken charge of the investigation and remediation of the area, including installing a cap on the area. To oversee the work, and because the Company and the Foundation have disagreed in the past about the amount of work required to remedy the situation, the Company has retained an outside technical consultant to further investigate the solid waste disposal area to determine what risks, if any, the solid waste disposal area poses for the Company, and to quantify such risks. The Company's ultimate goal is to resolve future responsibility with respect to the solid waste disposal area as between the Foundation and the Company. The Company and the Foundation are currently in discussions regarding these goals, and the Company is keeping the local regional water quality control board apprised of the progress of the investigation and the remedy presently proposed by the Foundation to the local water board. However, no assurance can be given as to the outcome of the Company's discussions with the Foundation and local water board agency or as to whether the Foundation will completely fulfill all requirements imposed by such agency.

      In addition, two of the Company's cemetery properties are located in or near areas of regional groundwater contamination. The Company submitted information in connection with contamination at one of these areas and was informed by the Environmental Protection Agency that the Company will not be included in the Super Fund cleanup of the basin.

     The Company recently stopped using a historic septic system in Rose Hills Memorial Park and hooked up restroom facilities in this area to the local sewer system. The Company is also negotiating with the local water board agency concerning the agencies requirement that the Company also hook-up two other small, historic septic systems to the sewer system. Because the two remaining septic systems are small, used infrequently, and located in remote areas of the park, the Company has requested and agency staff has tentatively expressed support for monitoring of the two small septic systems to determine whether a hook-up will be required. The Company is awaiting formal approval of this approach. If the agency denies the Company's request, then the Company could elect to go ahead with the additional hook-ups or use chemical toilets at such locations.

     Although there can be no assurance, Management does not believe that the above or other environmental matters affecting the Company will have a material adverse effect on the Company's financial condition or results of operations.

     During August and September 2000, the Company discovered that there had been some land movement in a portion of Rose Hills Memorial Park. The affected area represents approximately 13 acres of the Park's approximately 1,418 total acres, and consists of approximately 12,000 interment sites. The Company hired an outside geo-technical and engineering firm to study the affected area, to identify the underlying causes and the extent of the land movement, and to make recommendations with regard to both short-term and long-term remediation and stabilization measures. Pending the Company's receipt of the engineer's report, the Company undertook various remediation measures, including the installation of additional dewatering wells to improve water drainage conditions in the affected area. The Company also began to relocate to other areas of the Park (at the Company's expense) approximately 140 interred remains that were in the most severely impacted portion of the affected area, and upon request from family members, other interred remains that were located within the affected area. As of October 31, 2001, the Company had relocated, at the Company's expense, approximately 750 of the approximately 2,600 interred remains in the affected area to other areas of the Cemetery.

     The Company received a preliminary report from the engineering firm in July 2001. In the preliminary report, the engineers advised the Company that the land movement most likely had been caused by a combination of geologic, topographic, water and soil conditions within the affected area. The preliminary report also identified a variety of measures that the Company could take to remediate and improve the stability of the land area, including the construction and installation of engineered reinforcement fill berms at the base of the slide, the installation of horizontal and other additional drains throughout the affected area, and the implementation of other erosion control measures. In October 2001, the engineering firm completed additional tests and revised their initial recommendation to include additional de-watering wells instead of horizontal drains. The Company's management is continuing to confer with the engineering consultants to determine whether a combination of these measures is likely to be effective to restore the affected area to a condition that is suitable for interments. If the engineering consultants advise the Company that these measures are likely to achieve such a result, management currently expects that the Company will implement the measures in stages, with the installation of the de-watering wells, erosion control measures and related improvements taking place as early as the second quarter of fiscal 2002, and the construction and installation of the reinforcement fill berms beginning in the third or fourth quarter of fiscal 2002. If the area can not be restored for interments, management expects the Company will implement only those measures that are necessary to repair and stabilize the affected area, and management will then consider whether the area may be utilized for alternate purposes. In this latter case, the Company is likely to incur additional costs in connection with the relocation of interred remains to other parts of the Cemetery, and may have to incur an accounting charge associated with a reduction in the value of the affected property.

     Based on the engineering firm's preliminary cost estimates, the Company presently estimates that the aggregate construction and related costs to restore and stabilize the affected area will be approximately $3.1 million. The Company expects to incur approximately $.5 million of these costs during the second quarter of fiscal 2002, with the balance to be incurred during the last two quarters of fiscal 2002. The Company also expects that the total direct costs of relocating interred remains for the affected area to other areas of the Cemetery (should that become necessary) could approximate $1.0 million. The Company is also evaluating the necessity of building a water blending facility for water discharged from all new and existing de-watering wells. The cost of this system is expected to be approximately $0.6 million. To the extent that funds are available, the Company intends to seek reimbursement from the improvement reserve in the Company's Endowment Care Fund (ECF) for the costs of relocating interred remains and for a significant portion of the site assessment, repair, maintenance and remediation costs associated with the affected area. Between October 2000 and September 30, 2001, the Company has incurred $1.6 million and has been reimbursed from the ECF reserve $1.1 million of direct costs related to the relocation of interred remains and professional and other services associated with the assessment, remediation and stabilization of the affected area. As of September 30, 2001, the ECF had $1.1 million in reserves for cemetery improvements. The Company intends to utilize working capital and, if necessary, borrowings under its existing revolving credit facility to pay for any remediation and related costs which are not reimbursed from the ECF.

     Based on the additional test results, revised estimates provided by the engineering firm during the third quarter, and the amounts available in the ECF improvement reserve fund, the Company has increased its accrual from $1.5 million to $2.5 million as a reserve for these matters during the third quarter ended September 30, 2001.

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

     In July 2000, the County of Los Angeles completed its property tax reassessment reflecting its opinion of the fair value of Rose Hills' cemetery property at the Acquisition Transaction date. The County placed a fair value on the cemetery property that is approximately 60% higher than the independent appraisal prepared by the property tax consultant and approximately 50% higher than the fair market value computed by the independent appraiser at the time of the Acquisition Transaction. The Company filed an assessment appeal with the Los Angeles County Assessor, however, the supplemental tax based on the reassessment must be paid during the appeal process. The total supplemental property tax assessed by the County for the period November 1996 to September 30, 2001 is approximately $2.5 million greater than the amount accrued by the Company using the independent property tax appraisal. A large portion of the supplemental tax bill is payable, interest-free, over four years.

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

 As discussed more fully in the Company's Annual Report on the Form 10-K for the year ended December 31, 2000, the shareholders of Rose Hills Holdings Corp. ("Holdings"), the corporate parent of the Company, reached an agreement pursuant to which the majority shareholder of Holdings would exercise its put and the minority shareholder, a reorganized Loewen Group, Inc., would acquire 100% of the outstanding common stock of Holdings. In September 2001, the U.S. Bankruptcy Court tentatively approved Loewen's plan of reorganization, including the proposed transaction to acquire Rose Hills Company. The proposed reorganization plan is subject to confirmation hearings scheduled for the end of November, 2001. If the U.S. Bankruptcy Court confirms the reorganization plan at those hearings, the proposed acquisition of the Company is expected to be completed in January 2002, at which time the Company would become a wholly owned subsidiary of a reorganized Loewen Group. If this change in control occurs as described above, the Company will become obligated in January 2002, to pay approximately $2.5 million in aggregate compensation to certain members of Rose Hills Company's management under the Company's equity appreciation plan.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q include "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position and its plans to increase revenues and operating margins, reduce general and administrative expenses, take advantage of synergies, and make capital expenditures, and the ability to meet its financial obligations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include those that have been disclosed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Persons should review the factors identified herein and in the Company's Form 10-K to understand the risks inherent in such forward-looking statements.

     All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the qualifications in the preceding paragraph.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     None

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



November 13, 2001