Form 10-K405
period 2001-12-31
ROSE HILLS CO
filed 2002-03-28
CIK 1030376

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

                  For the fiscal year ended December 31, 2001

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

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
  Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

  The number of outstanding Common shares as of March 23, 2002, was 1,000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

  Item
 Number                                                                    Page
 ------                                                                    ----
   1.   BUSINESS........................................................     1
   2.   PROPERTIES......................................................     8
   3.   LEGAL PROCEEDINGS...............................................     8
   4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.............     8

                                    PART II
   5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.........     9
   6.   SELECTED FINANCIAL DATA.........................................     9
   7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................    10
   7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......    22
   8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................    22
   9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE...........................................    22

                                   PART III
  10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............    23
  11.   EXECUTIVE COMPENSATION..........................................    25
  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..    28
  13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................    28

                                    PART IV
  14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-
         K..............................................................    32

                                    PART I

ITEM 1. BUSINESS.

OVERVIEW

  Rose Hills Company (the "Company"), a Delaware corporation, is a wholly owned subsidiary of Rose Hills Holdings Corp. ("RH Holdings"). The Company was formed in 1996 for purposes of acquiring Roses, Inc., the owner and operator of the Rose Hills Mortuary and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association (the "Association") and Workman Mill Company, the owners of the real property and other cemetery assets of the Rose Hills Memorial Park (Rose Hills Cemetery). In connection with the acquisition, The Loewen Group Inc., a shareholder of RH Holdings, also caused one of its subsidiaries to contribute to the Company's 14 funeral homes and 2 funeral home cemetery combination properties (the "Contributed Properties"). As a result of these acquisitions (collectively the "Acquisition Transaction"), the Company is the successor to the operations, assets and liabilities of the Rose Hills Mortuary and Cemetery (collectively, "Rose Hills") and the Contributed Properties.

  Rose Hills is the largest, single-location cemetery and funeral home combination in the United States, and the Cemetery is the largest, single-location cemetery in the United States. The Rose Hills Cemetery and the Rose Hills Mortuary have been continuously operating since 1914 and 1956, respectively. Rose Hills is situated less than 14 miles from downtown Los Angeles on approximately 1,400 acres of land near Whittier, California.

  In addition to Rose Hills, the Company operated 10 funeral homes, 2 funeral home cemetery combination properties and one cemetery ("Affiliates") as of December 31, 2001. We believe that Rose Hills, together with the Affiliates, constitute a strategic assembly of cemeteries and funeral homes in the greater Los Angeles area.

CHANGE IN CONTROL OF REGISTRANT (See Item 13--Certain Relationships and Related Transactions)

  In April 2001, the shareholders of RH Holdings reached an agreement ("Loewen Blackstone Settlement Agreement") pursuant to which Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively "Blackstone"), then the beneficial owner of 80.55% of the outstanding common stock of the Company, would exercise its put right and the minority shareholder, a reorganized Loewen Group International, Inc. ("Loewen"), would acquire all of the stock of RH Holdings owned by Blackstone upon Loewen's emergence from bankruptcy. The U.S. Bankruptcy Court confirmed Loewen's reorganization plan, including the proposed acquisition of shares of RH Holdings from Blackstone on December 5, 2001, and the plan became effective on January 2, 2002. Effective with its emergence from bankruptcy, Loewen has since been renamed the Alderwoods Group, Inc. ("Alderwoods"). Since the U.S. Bankruptcy Court approved the reorganization plan on December 5, 2001, such approval effectively obligated Blackstone and Loewen to consummate the put agreement. Accordingly, the Company has recorded this transaction effective on December 31, 2001.

  On January 3, 2002, in full satisfaction of its obligations under the put arrangement, Alderwoods delivered to Blackstone unsecured, subordinated notes in the aggregate principal amount of $24,678,571 and Alderwoods common stock with an aggregate value of $6,515,143. As a result of the delivery of the consideration, Alderwoods completed its purchase of all of the stock of RH Holdings beneficially owned by Blackstone. Upon closing of the transaction ("Alderwoods Purchase Transaction"), Alderwoods increased its ownership from 20.45% to 100% of the outstanding common stock of RH Holdings, thereby causing the Company to become a wholly owned subsidiary of Alderwoods. The shareholders agreement, and all other agreements, between Alderwoods and Blackstone with respect to the Company terminated as of the closing of the transaction, and Alderwoods became entitled to elect all of the directors of the Company as of such date.

THE FUNERAL SERVICE AND CEMETERY INDUSTRY AND LOCAL CHARACTERISTICS

  Since 1986, demand for funeral services and related commodities has grown steadily at a 1% compound annual growth rate while the aggregate number of funeral homes has remained relatively constant. Management believes these demographic trends will help contribute to the stability of the funeral service industry. The Census Bureau projects that the segment of the United States population over 65 years old, which presently totals approximately 34 million, will more than double in size to over 73 million by 2035. Over the next 10 years, the aging of this population is expected to outweigh the effects of increased life expectancies. The Census Bureau projects that the number of deaths in the United States will grow at approximately 1% annually through 2010.

  Historically, the death care industry has been made up of relatively small, family owned and operated businesses. In the last several decades, several large "consolidators" have sought to take advantage of economies of scale by acquiring a large number of smaller funeral homes and cemeteries. Management believes large consolidators serve approximately 20% of the overall market in the United States. In 1999, the trend toward consolidation changed significantly. Two of the larger consolidators, Service Corporation, International and Stewart Enterprises, Inc, both of which compete directly in the Company's market, announced plans to significantly curtail their acquisition activity and to offer properties for sale. In June 1999, the second largest consolidator, Loewen, now a reorganized Alderwoods and beneficial owner of 100% of the Company, entered into bankruptcy proceedings, abandoned its acquisition strategy and began to offer properties for sale. These trends of curtailed acquisition activity and property sales continued for these consolidators in 2001. Management believes that the curtailment of acquisitions and the divesture of certain locations by the large consolidators are likely to reduce their expansion in the Company's immediate market area for the foreseeable future. In addition, Management believes that the divestitures and reduction in acquisitions have reduced acquisition multiples for funeral homes and cemeteries in the Company's market area, which contributed to a fall off in local acquisition activity.

  The Company attracts customers from a geographic region encompassing substantially all of Los Angeles County and the northern portion of Orange County. According to statistics compiled by the State of California Department of Health Services, the Census Bureau and Los Angeles County, the estimated population of Los Angeles County was approximately 9.9 million people (over 3 million households) in 2000. Approximately 17% of this population was age 55 or older, 10% age 65 or older, and 4% age 75 or older. The death rate in Los Angeles County has demonstrated stability over the last decade and the number of deaths is expected to increase in step with the 1% annual projected population growth in Los Angeles County over the next five years. However, slight year-to-year variations can occur in the number of deaths. In 2000, deaths for Los Angeles County decreased by approximately 1%. Data through November 2001 indicates deaths have increased 0.9% from the same 11 month period in 2000.

  The Company believes that significant barriers exist for new competitors to enter the funeral and cemetery business within the Los Angeles market. Development of new cemetery property requires significant capital investment over several years. New cemeteries must also meet the demands of a rigorous local entitlement process. Management believes that Rose Hills' strategic location and large amount of undeveloped and unsold cemetery property provide it with a significant long-term competitive advantage.

 Funeral Operations

  The Rose Hills Mortuary, which first began operations in 1956, provides a complete range of funeral services, including collection of remains, certification of death, embalming, sale of caskets and related merchandise, sale of flowers, visitation facilities and transportation to place of services and to burial sites. An experienced counselor coordinates all funeral arrangements provided to each mortuary customer with the assistance of a centralized computer system. Management believes its centralized computer and operating systems combine to reduce fixed costs per funeral call, giving the Rose Hills Mortuary a competitive advantage over smaller, independently operated funeral homes. The Mortuary has the current capacity to provide over 30 funeral services per day. In 2001, the Rose Hills Mortuary performed approximately 5,000 funeral calls.

  In addition to the Rose Hills Mortuary, the Company also operates 10 funeral homes and 2 funeral home cemetery combination properties located in Los Angeles and Northern Orange County. These Affiliate funeral homes provide a wide variety of funeral services to various communities in such counties. While the demographics of the population served by these funeral homes, taken as a whole, are generally similar to that of Rose Hills' clients, the smaller size and unique location of each funeral home has led each to develop a demographically unique client base within its particular community. Therefore, as a result of this extended cluster of funeral service providers, Management believes that the strategically located Affiliate locations permit the Company to access a base of mortuary clients that it otherwise would be unable to develop solely from its location near Whittier. In 2001, the affiliates performed approximately 2,900 calls.

  The Rose Hills Mortuary and its Affiliates sell funeral services on both an at-need and a pre-need basis. Substantially all pre-need funeral services offered by the Company have been funded through the sale of a life insurance product. Under the insurance plan, the Company is named the beneficiary of the insurance policy. Revenue related to the contracted services is recognized when such services are provided, although the Company's general agent commission and related selling expenses are recognized upon the sale of such policies. On the date of performance of the prearranged funeral service, the Company recognizes funeral service income and the proceeds received under the policy are applied against the contract. Currently, the Company has an arrangement with its third party insurance carrier which locks in the price of caskets at the time an insurance policy is sold, protecting future casket margins. Prior to 1987, the Rose Hills Mortuary also offered trust-backed and debenture-backed pre-need products.

  Substantially all revenues from funeral operations are derived from at-need services (including services funded through insurance policies). In 2001, total revenues from at-need services accounted for 89% of funeral operation revenue and 38% of total Company revenue. The remaining 11% of funeral operation revenue for the period was derived from insurance commissions and trust administration fees. The amount and percentage of the Company's total revenues contributed by the funeral operations during each of the last three fiscal years is set forth herein under the caption "Item 7--Management's Discussion and Analysis." For additional information about the revenues, income and assets attributable to the Company's mortuary operations, see note 21 to the Company's consolidated financial statements which are included as part of this Annual Report on Form 10-K.

 Cemetery Operations

  The Rose Hills Cemetery is the largest single location cemetery in the United States and consists of approximately 1,457 total acres. As of December 31, 2001, the cemetery property is described as approximately 710 acres of developed and sold, 33 acres of developed and unsold and 662 acres of undeveloped permitted cemetery property. The Company estimates that approximately 329 acres of the undeveloped property is rugged terrain (including a utility company easement) and cannot be easily developed for cemetery property for economic and environmental reasons. Since its founding in 1914, the Rose Hills Cemetery has performed over 350,000 interments, of which 9,090 occurred in 2001. The Rose Hills Cemetery provides a complete line of cemetery products (including a selection of burial spaces, private estates, vaults, crypts, memorials and niches) and burial and cremation services on both an at-need and pre-need basis.

  In addition to the Rose Hills Cemetery, the Company also operates one small cemetery located in Los Angeles and two funeral home cemetery combinations located in Northern Orange County. In 2001, the Company performed approximately 600 interments at these locations.

  Pre-need sales of cemetery interment rights are recognized as revenue when the customer contracts are signed with concurrent recognition of related costs. In cases where inadequate initial down payments are made or cemetery property is not fully developed and significant development costs remain, cemetery interment right revenue is deferred and recognized on a percentage of completion basis.

  Prior to 2000, the Company recognized the sale of cemetery merchandise and services at the time a customer contract was signed. Effective July 1, 2000, the Company stopped selling cemetery merchandise and services on cemetery contracts in advance of need. For sales made prior to July 1, 2000, the Company voluntarily trusted 100% of pre-need cemetery service revenue when the sales contracts are paid in full. Also, the Company has an agreement with a vendor to purchase pre-need merchandise when pre-need contracts are paid in full. Funds voluntarily trusted for pre-need cemetery services are shown as trust receivables in the consolidated financial statements.

  The Company funds its obligation to maintain cemetery grounds by placing a portion, generally ranging from $100 per standard lot to $38,000 for certain private estates, of the proceeds from cemetery property sales into perpetual care trust funds. Income from these funds is withdrawn and used for maintenance of the cemetery.

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

  In March 2001, the IBPS exercised its option for the adjacent 2.7-acre parcel.

  In 2001, approximately 54% of cemetery revenue and 31% of total Company revenue was derived from pre-need sales of cemetery interment rights. The amount and percentage of the Company's total revenue contributed by the cemetery operations during each of the last three fiscal years is set forth herein under the caption "Item 7--Management's Discussion and Analysis." For additional information concerning the revenues, income and assets attributable to the Company's cemetery operations, see Note 21 to the Company's consolidated financial statements which are included as part of this Annual Report on Form 10-K.

COMPETITION

  The Company competes with a number of sectarian and nonsectarian mortuaries and cemeteries in the greater Los Angeles area. Mortuary competition is primarily from small, local mortuaries that attract customers through the personal reputation of the funeral director and their ability to tailor their services to their local ethnic, religious or fraternal communities. Cemetery competition comes primarily from Forest Lawn, Inglewood, Oakdale, Live Oak and Memory Gardens cemeteries, as well as a number of cemeteries owned by the Catholic Church. The Company's primary methods of competition in both its mortuary and cemetery operations consist of building goodwill in the community by continually strengthening and leveraging its heritage and name recognition and developing its infrastructure to further improve its ability to serve the diverse population of the greater Los Angeles area. Consistent with this strategy, certain affiliate properties were re-named "Rose Hills" in January 2002 in order to leverage Rose Hills' name recognition in the Los Angeles market.

  The Company also faces competition from large "consolidators" in the industry as well as casket retailers (including internet casket stores) and low-cost funeral providers. Such competitors include several large, publicly traded multinational funeral services companies, including Service Corporation International and Stewart Enterprises, Inc. Management believes that, in the Los Angeles area, large consolidators control over 20% of the funeral market, and together with large independents, control over 40% of the Los Angeles funeral market. Alderwoods, the parent of the Company, does not own or operate funeral homes and cemeteries that directly compete with the Company in its markets.

  In 2001, cremations represented 20% and 26% of the Rose Hills' and its Affiliates funeral business, respectively. In 2000, cremations in the Los Angeles market area were approximately 35% of total death cases. The Company's traditional funeral and cemetery operations face increasing competition from non-traditional cremation and alternative service firms. The Company believes that it can capitalize on its reputation and name to compete with lesser-known companies through its own alternative service strategy, which include products and services tailored to the cremation market.

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

  Environmental audits of the Company's various properties were conducted in connection with the Acquisition Transaction. Management is aware of certain areas within the Cemetery that have required and may in the future require remediation, including a solid waste disposal area that previously was used to dump rubbish, green waste and used motor oil in the 1970's. The Company believes that Rose Hills Foundation (the "Foundation"), an unaffiliated company that is the successor to the Association, is obligated to pay for or otherwise indemnify the Company for the remediation costs associated with this area pursuant to the terms of an Environmental Compliance Agreement entered into at the time of the Acquisition Transaction. To date, the Foundation has taken charge of the investigation and remediation of the areas, including installing a cap on the area. In the past the Company and the Foundation have disagreed about the amount of work required to remedy the situation. As a result, the Company retained its own outside technical consultant to further investigate the solid waste disposal area to determine what risks, if any, the solid waste disposal area poses for the Company, and to quantify such risks. The Foundation has recently submitted a report, which incorporated the findings of the Company's consultant, to the local regional water quality control board (Water Board), concluding that the capping has been successful and requesting that the water board issue a closure letter for the disposal area. The Water board is the agency overseeing the remediation. However, no assurance can be given that the Water Board will agree with the Foundation's conclusions and issue a letter closing the area, or whether the Water Board will require additional work or monitoring.

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

  During August and September 2000, the Company discovered that there had been some land movement in a portion of Rose Hills Cemetery. The affected area represents approximately 13 acres of the Cemetery's approximately 1,457 total acres, and consists of approximately 12,000 interment sites. The Company hired outside geo-technical and engineering consultants to study the affected area, to identify the underlying cause and the extent of the land movement, and to make recommendations with regard to both short-term and long-term remediation and stabilization measures. Pending the Company's receipt of the engineer's report, the Company undertook various remediation measures including the installation of additional dewatering wells to improve water drainage conditions in the affected area.

  The Company's consultants advised that the affected area could continue to move, particularly in the event of heavy rainfall during the winter months. Accordingly, during October 2000, the Company began to take some intermediate remediation measures, including the installation of additional dewatering wells in the affected area and the relocation to other areas of the Cemetery (at the Company's expense) of approximately 140 interred remains that were in the most severely impacted portion of the affected area. Such expenses could increase if significant further movement is detected in the affected area or if additional families request the relocation of interred remains from the affected area. As of January 31, 2002, the Company had relocated, at its expense, approximately 900 interred remains from the affected areas to other areas of the Cemetery.

  The engineering firm delivered a preliminary report to the Company in July 2001. In the preliminary report, the engineers advised the Company that the land movement most likely had been caused by a combination of geologic, topographic, water and soil conditions within the affected area. The preliminary report also identified a variety of measures that the Company could take to remediate and improve the stability of the land area, including the construction and installation of engineered reinforcement fill berms at the base of the slide, the installation of horizontal and other additional drains throughout the affected area, and the implementation of other erosion control measures. In October 2001, the engineering firm completed additional tests and revised their intital recommendation to include de-watering wells instead of horizontal drains.

  Based upon additional tests and analysis performed in October 2001, the engineering consultants advised that a combination of the remediation measures discussed above can restore the affected area to a condition suitable for interments. The Company's management is continuing to confer with the engineering consultants to determine the appropriate combination and timing of remediation measures that will restore the affected area to achieve such a result. The Company will likely implement the measures in stages, with the installation of the de-watering wells, erosion control measures and related improvements taking place as early as the second quarter of fiscal 2002, and the construction and installation of the reinforcement fill berms beginning in the third or fourth quarter of fiscal 2002. If the area cannot be restored for interments, the Company will implement only those measures that are necessary to repair and stabilize the affected area, and management will then consider whether the area may be utilized for alternate purposes. In this latter case, the Company is likely to incur additional costs in connection with the relocation of interred remains to other parts of the Cemetery.

  The estimated aggregate construction and related costs to restore and stabilize the affected area will be approximately $3.2 million. The Company expects to incur approximately $0.5 million of these costs during the second quarter of fiscal 2002, with the balance to be incurred during the last two quarters of fiscal 2002. The Company also believes that the total direct costs of relocating interred remains for the affected areas to other areas of the Cemetery (should that become necessary) could approximate $0.8 million.

  To the extent that funds are available, the Company intends to seek reimbursement from the improvement reserve in the Company's Endowment Care Fund (ECF) for the costs of relocating interred remains and for a significant portion of the site assessment, repair, maintenance and remediation costs associated with the affected area. Between October 2000 and December 31, 2001, the Company incurred $2.3 million and had been reimbursed from the ECF reserve $1.1 million of direct costs relating to the relocation of interred remains and professional and other services associated with the assessment, remediation and stabilization of the affected area. As of December 31, 2001, the ECF has $1.8 million in reserves for cemetery improvements available to reimburse the Company for direct costs related to the affected areas.

  Based on the additional test results, revised estimates provided by the engineering firm during third quarter of 2001, and the amounts available in the ECF improvement reserve fund, the Company has recorded a $3.0 million reserve for these matters as of December 31, 2001.

EMPLOYEES

  As of December 31, 2001, the Company had 688 employees. Management believes that the Company's relationship with its employees is good.

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

ITEM 2. PROPERTIES.

  The property on which the Rose Hills Cemetery is located consists of approximately 1,457 total acres. As of December 31, 2001, the cemetery property is described as approximately 710 acres of developed and sold, 33 acres of developed and unsold and 662 aces of undeveloped permitted cemetery property. The Company estimates that approximately 329 acres of the undeveloped property is rugged terrain (including a utility company easement) and cannot be easily developed for cemetery property for economic and environmental reasons. Also located on the grounds of Rose Hills are eight chapels that seat over 800 people in the aggregate, seven mausoleums, 39 visitation rooms, a crematory and a 43,460 square foot administrative building. In addition to the above facilities, Sky Rose Chapel, a 26,490 square foot chapel and mausoleum facility, is also located on the Cemetery grounds.

  The Mortuary's facilities consist of 13.3 acres of land, a two-story, 74,000 square foot mortuary and administrative building (inclusive of relevant properties above), an adjacent flower shop and storage facilities.

  The Affiliates consist of the funeral homes and combination properties located in the cities listed below:

 Name                                                             Location
 ----                                                     ------------------------
 Rose Hills Affiliates (ten funeral homes)............... West Covina, Covina,
                                                          Glendora, La Puente (two
                                                          locations) Bellflower,
                                                          Brea, Garden Grove
                                                          Orange, West Hollywood
 Harbor Lawn Mount Olive Memorial Park (1)............... Costa Mesa
 Melrose Abbey (including Angels Lawn Memorial Park)(2).. Anaheim
 Home of Peace Memorial Park (3)......................... Los Angeles

--------
(1) Combination property located on 28 acres; includes a funeral home and a cemetery (with crematory).
(2) Combination property located on 20 acres; includes a funeral home and a cemetery.
(3) Cemetery property located on 35 acres and includes a funeral home that, while not currently in use, can be made fully operational.

  The Company owns ten of the Affiliate locations, while the remaining three are leased.

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

ITEM 6. SELECTED FINANCIAL DATA.

  The following table sets forth certain selected consolidated financial data for the Company as of and for the fiscal year ended December 31, 2001, and as of and for each of the preceding four fiscal years. The selected financial data under the captions "Income Statement Data", "Other Financial Data" and "Balance Sheet Data" for the years ended December 31, 1997 through 2001 were derived from the Company's financial statements.

  Effective January 1, 2000, the Company changed its method of accounting for revenue recognized on sales of pre-need interment rights, cemetery services and merchandise, and for earnings realized through the cemetery service and merchandise trust funds. For further details, see Note 4 to the Company's consolidated financial statements included in Item 14. Data for fiscal years 1997 through 1999 are presented as originally reported.

  The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's consolidated financial statements and notes thereto and other financial information included elsewhere in this report. As a result of the changes in control discussed in Item 1, certain financial statements are referred to as "Predecessor" and others as "Successors". The Income Statement Data and Other Financial Data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 are presented as "Predecessor". The Balance Sheet Data for the period ended December 31, 2001 is presented as "Successor" and all remaining years are presented as "Predecessor". As a result, the Balance Sheet Data as of December 31, 2001 is on a different cost basis and will not be comparable.

                                          Selected Consolidated Financial
                                                       Data
                                               (Dollars in millions)
                                          For the Year Ended December 31,
                                         ------------------------------------
                                           2001    2000   1999   1998   1997
                                         --------- -----  -----  -----  -----
                                                    Predecessor
                                         ------------------------------------
INCOME STATEMENT DATA
Total Revenue...........................   $77.2   $76.6  $86.0  $81.3  $70.7
Asset Write Down and Other Charges......    (8.2)     --     --     --     --
Operating (Loss) Income.................    (0.8)    9.7   18.4   17.3   14.7
Net (Loss) Income Before Cumulative
 Effect of Accounting Change............   (14.4)   (2.9)   3.7    1.0   (1.8)
Cumulative Effect of Accounting Change,
 net of tax ............................      --    (7.5)    --     --     --
Net (Loss) Income.......................   (14.4)  (10.4)   3.7    1.0   (1.8)
OTHER FINANCIAL DATA
EBITDA (1)..............................    22.8    23.8   32.1   28.9   23.4
Cash flows from:
 Operating Activities...................    11.4    14.1    7.9    4.1    1.6
 Investing Activities...................    (4.2)   (4.9)  (3.4)  (5.8)  (2.7)
 Financing Activities...................    (7.8)   (3.2)  (4.0)  (0.1)  (3.4)
                                         Successor       Predecessor
                                         --------- --------------------------
BALANCE SHEET DATA
Total Assets............................   410.4   310.5  316.2  321.9  312.6
Long-Term Obligations (2)...............   140.1   151.1  154.3  155.7  157.3

--------
(1) EBITDA is defined as income (loss) before income taxes and cumulative effect of accounting change plus interest expense, depreciation, amortization and non-recurring items (asset write down and other changes).

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

    EBITDA was negatively effected by the change in accounting principle adopted January 1, 2000.

(2) Long-Term Obligations include long-term debt (including bank borrowings and subordinated notes) and capital leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTORY NOTES --

 CHANGE IN CONTROL OF REGISTRANT

  As discussed above in Item 1--Business, effective December 31, 2001, the minority shareholder acquired 100% of the outstanding common stock of Rose Hills Holdings Corporation. Accordingly, the December 31, 2001 consolidated balance sheet reflects the fresh-start accounting that has been "pushed down" as a result of this transaction. As a result, the consolidated balance sheet as of December 31, 2001 is on a different cost basis, and therefore is not comparable. The consolidated balance sheet dated December 31, 2001 is referred to as "successor" and all consolidated balance sheets reported for the years ended December 31, 2000 and 1999 are referred to as "predecessor". See further discussion below of methods and assumptions in Critical Accounting Policies and in Note 1 to the Consolidated Balance Sheets for an itemized accounting of the "push down" adjustments.

 CHANGE IN ACCOUNTING PRINCIPLE

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

  The cumulative effect of these changes in accounting principles on prior years resulted in $12.3 million decrease in net earnings before taxes and $7.5 million decrease in net earnings after taxes.

CRITICAL ACCOUNTING POLICIES

  The Company's critical accounting policies are as follows:

 Cemetery Revenue Recognition

  Pre-need sales of cemetery interment rights are recognized in accordance with the guidance of Statement of Financial Accounting Standards No. 66, Accounting for the Sales of Real Estate (FAS 66). Accordingly, sales of interment rights are recognized under the full accrual method, the percentage of completion method, or the deposit method depending on the level of the buyer's down payment and any continuing involvement the Company has in developing sold property. Direct and acquisition costs of the sales are deferred and recognized concurrent with the recognition of deferred sales.

  Allowances for anticipated customer cancellations and refunds are provided at the date of sale based on management's estimate of expected cancellations using historical trends. Actual cancellation rates in the future may result in a change in estimate. Significant variances in expected cancellations could impact future gross margins.

  Deferred merchandise and service sales, and their direct and acquisition costs, are recognized at the time of delivery of merchandise or performance of service.

  At-need sales of cemetery interment rights, merchandise and services are recognized when the merchandise is delivered or the service is rendered.

  A portion of the proceeds from the sale of interment rights is required by state law to be paid into the Endowment Care Fund to provide for the perpetual care of the associated properties. Cemetery revenue is recorded net of these amounts. Earnings of the Endowment Care Fund are used to defray the maintenance costs of cemeteries. Additionally, pursuant to state law, the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trust funds. A significant increase in cost of services or loss of principal in the trust could negatively impact future gross margins.

  It is the Company's policy to voluntarily trust 100% of pre-need service revenue when contracts are paid in full. Also, the Company has an agreement with a vendor to purchase pre-need merchandise when the sales contracts are paid in full. Funds voluntarily trusted for pre-need cemetery services are included in the consolidated financial statements.

  Effective January 1, 2000, the Company changed its method of accounting for pre-need sales of cemetery products and services. See "Introductory Notes-- Change in Accounting Principles".

 Funeral Revenue Recognition

  Pre-arranged funeral services provide for future funeral services and are generally determined by prices prevailing at the time the contract is signed. The payments made under the contract are either placed in trust or are used to pay the premiums of third party life insurance policies under which the Company will be designated as beneficiary. The pre-need funeral insurance policies sold by the Company are whole-life policies sold on a pre-need basis to pay for the cost of funeral services. Commissions earned are based on a combination of factors, such as the amount of funeral cost coverage sold, the age of the insured and the annual volume of monthly sales activity. Insurance commissions earned and related selling expenses are recognized when the insurance company accepts the policies. Except for insurance commissions and amounts not required to be trusted which are used to defray the initial costs of administration, no income is recognized until the performance of a specific funeral.

  Trust fund principal amounts and insurance contract amounts, together with trust fund investment earnings retained in trust and annual insurance benefits, are deferred until the service is performed. The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services. Upon performance of the specific funeral service, the Company will recognize the trust fund principal amount or insurance contract amounts together with the accumulated trust earnings and annual insurance benefits as funeral revenues. Costs relating to the sale of pre-arranged funeral services, including sales commission expense, are expensed in the period incurred. A significant increase in the cost of services or loss of trust principal could negatively impact future gross margins.

  At-need funeral services revenues are recognized when the service is performed.

 Valuation of Long-Lived Assets

  The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset based on a discounted cash flow analysis. In 2001, the long-lived assets of two operating locations were reduced $1,032,000 and charged to Asset Write-Down and Other Charges. The valuation of long-lived assets are subject to future economic and competitive considerations effecting the death care industry.

 Critical Accounting Policies related to Push-down Accounting

  Valuation of the Company--In April 2001, Loewen and Blackstone negotiated a settlement pursuant to which Blackstone would exercise its Put Option (see "Item 13- Certain Relationships and Related Transactions") and Loewen would acquire all of RH Holdings common shares owned by Blackstone. The Loewen Blackstone Settlement Agreement, which was contingent on Loewen's emergence from bankruptcy, indicated Blackstone would receive a Promissory note for approximately $24.7 million and newly reorganized Loewen (Alderwoods) common stock valued at approximately $6.6 million, in full satisfaction of all of Blackstone's claims in the Loewen bankruptcy. Management did not use the consideration received by Blackstone as the purchase price to value the Company's assets, since the amount of consideration was an amount negotiated to settle Blackstone's claims under the Put/Call Agreement and other claims with Loewen and not based on the fair value of RH Holdings common stock. Instead, management based the purchase price paid by Blackstone to Alderwoods upon a third party appraisal of the Company's enterprise value of $64.5 million which was recorded by the Company in the push-down of the fresh start accounting. Management also used third party appraisals to estimate the fair value of the Company's long-lived assets and cemetery inventory and in the push-down accounting. The Company increased the value in the push-down accounting of its long-lived assets to $33.3 million and adjusted the value of its cemetery property inventory and goodwill by $41.4 million and $46.1 million, respectively, based upon the third party appraisals.

  Market value of debt--The estimated market value at the consummation of the change in ownership of the Company's senior subordinated notes was 96% of their maturity value. Accordingly, a $3.2 million adjustment was recorded to reduce the subordinated notes to their fair value, resulting in a new effective rate of 11.34%. In addition, the remaining $4.1 million deferred financing costs related to the Acquisition Transaction debt was eliminated.

  Restatement of deferred pre-need cemetery contract revenue in conjunction with push down accounting--Management has estimated the value of deferred pre-need cemetery contract revenue by 1) performing an analysis to determine the current cost of the services to be rendered by the company, 2) utilizing mortality rates to anticipate the date of service fulfillment, and 3) using inflationary rates and discount rates to project the present value of the cost to perform the obligated services. As a result, the deferred pre-need cemetery contract revenue was reduced $7.7 million in the push-down accounting. Significant changes in mortality, costs of services and merchandise, inflation, and interest rates could negatively impact future gross margins.

RESULTS OF OPERATIONS

  The following table sets forth certain income statement data as a percentage of total sales as reported for the years ended December 31, 2001, 2000 and 1999. In addition, presented are the proforma results for the year ended December 31, 1999 after giving effect to the accounting change (see SAB 101 discussion above):

                                            Years ended December 31,
                                                 (Predecessor)
                            --------------------------------------------------------
                                2001          2000         1999        1999
                            (as reported) (as reported) (proforma) (as reported)
                            ------------- ------------- ---------- -------------
   Sales and Services
    Funeral sales and
     services..............      42.3%         42.2%       42.4%        38.7%
    Cemetery sales and
     services..............      57.7%         57.8%       57.6%        61.3%
     Total sales and
      services.............     100.0%        100.0%      100.0%       100.0%
   Gross Profit:
    Funeral sales and
     services..............      27.3%         26.6%       32.9%        32.8%
    Cemetery sales and
     services..............      21.6%         28.0%       32.7%        34.8%
     Total gross profit....      24.0%         27.4%       32.8%        34.0%
   General and
    Administrative
    Expenses...............       9.7%          9.9%        9.1%         8.3%
   Amortization Expense....       4.7%          4.8%        4.7%         4.3%
   Interest Expense........      19.1%         21.1%       20.4%        18.6%

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

  The following table presents the results as reported for the years ended December 31, 2001 and 2000:

                                                            Years ended
                                                           December 31,
                                                           (Predecessor)
                                                          -------------------
                                                           2001        2000
                                                          -------     -------
                                                            (Dollars in
                                                            thousands)
Sales and services
Funeral:
 Services and merchandise................................ $28,405     $27,734
 Insurance commissions...................................   3,238       2,869
 Disposed locations......................................     829       1,473
 Other...................................................     215         223
                                                          -------     -------
 Funeral sales and services.............................. $32,687     $32,299
Cemetery:
 Before-need............................................. $24,153     $23,713
 At-need.................................................  16,770      16,714
 Endowment care..........................................   3,610       3,857
                                                          -------     -------
 Cemetery sales and services............................. $44,533     $44,284
                                                          -------     -------
  Total sales and services............................... $77,220     $76,583
Gross profit:
 Funeral sales and services.............................. $ 8,965     $ 8,741
 Disposed locations......................................     (48)       (154)
 Cemetery sales and services.............................   9,616      12,401
                                                          -------     -------
  Total gross profit..................................... $18,533     $20,988
General and administrative expenses......................   7,462       7,582
Amortization expense.....................................   3,662       3,704
Asset write down and other charges.......................  (8,160)(1)      --
Interest expense......................................... (14,725)    (16,148)
Finance and interest income..............................   3,185       3,182
Loss before taxes and cumulative effect of accounting
 change.................................................. (12,302)(1)  (3,264)
EBITDA...................................................  22,809      23,829

--------
(1) 2001 includes non-recurring charges related to the disposal of certain funeral locations and environmental issues. Excluding these charges, the loss before taxes and cumulative effect of accounting change would have been $4.1 million (see note 3 in the consolidated financial statements).

  Consolidated revenues for the year ended December 31, 2001 totaled $77.2 million compared to $76.6 million for the year ended December 31, 2000. Consolidated gross profit totaled $18.5 million in 2001 compared to $21.0 million in 2000. As a percentage of revenue, consolidated gross profit percentage decreased to 24.0% in 2001 from 27.4% in 2000.

 Funeral Operations:

  Revenues from funeral operations increased 1.2% to $32.7 million in 2001 compared to $32.3 million in 2000. At-need funeral revenue "same store sales" totaled $28.4 million, representing a 2.5% increase from the prior year. On a same store sales basis, the Company performed 7,628 funeral service calls in 2001 compared to 7,512 in 2000. The Rose Hills funeral home experienced a 3.5% call increase, which was partially offset by a 2.5% decrease at the affiliate funeral locations. Based upon available independent vital statistic market data from Vital Statistics, the Company believes that the increase in funeral calls at Rose Hills' was due to an overall increase in deaths in the facilities geographic region and an increase in market share. Pre-need funeral service revenue totaled $3.2 million compared to $2.9 million in the prior year, an increase of 13.8%. The significant increase over the prior year was due to a greater emphasis on increasing prearranged funeral services and beginning in July 2000, offering cemetery merchandise and services as part of the pre-arranged funeral insurance contracts. As of December 31, 2001, the Company had a prearranged funeral and cemetery backlog of $172.1 million.

  As a percentage of sales, gross profit for the funeral segment increased from 26.6% in 2000 to 27.3% in 2001. The increase in gross profit percentage was primarily attributable to the divestiture in June 2001 of four under performing affiliate funeral home locations that were operating near breakeven, but did not fit the original "clustering" model.

 Cemetery Operations:

  Cemetery revenue in 2001 was comparable to 2000 at $44.5 million. Pre-need cemetery revenue increased 2.1% from $23.7 million in 2000 to $24.2 million in 2001. The total property units sold in 2001 were 8,392 compared to 9,256 in 2000. In 2001, over 30% of pre-need property revenue was in semi-private and private estate products, compared to 17% in 2000. The shift in property product revenue mix to higher priced custom estates resulted in property unit averages increasing over 3.5%. However, custom estate properties generally have lower margins due to added development costs. In the fourth quarter of 2001, the Company offered several lower interest rate-financing programs that resulted in increased volume. The lower interest rate programs also resulted in $0.7 million of imputed sales discounts, negatively affecting gross profit margins. At-need cemetery revenue in 2001 was $16.8 million compared to $16.7 million in the prior year. Total interments increased 2.7% from 9,446 in 2000 to 9,705 in 2001.

  Gross profit, as a percentage of sales, decreased from 28.0% in 2000 to 21.6% in 2001. The $2.8 million margin decline over prior year is due to a change in sales mix to lower margin private and semi-private estate sales, the IBPS $1.8 million bulk land sale in 2001 and lower interest rate financing programs. In addition, pre-need commission expense has increased as a percentage of sales from 28% to 29% along with approximately $1.0 million in increased spending on a major media campaign in early 2001.

 Other:

  Corporate general and administrative expenses of $7.5 million for 2001, approximates 9.7% of sales. Included in 2001 was a $0.6 million legal settlement. Excluding this one-time charge in 2001, corporate general and administrative expenses decreased 8.7% over the prior year.

  EBITDA, earnings before taxes, depreciation and amortization (including cemetery property amortization included in cost of sales and excluding non recurring charges of $8.2 million), decreased to $22.8 million for 2001 from $23.8 million for 2000. EBITDA decreased $1.0 million as a result of decreased cemetery profit margins and a $0.6 million legal settlement. EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999:

  The following table represents the results as reported for the year ended December 31, 2000 and the proforma results for the year ended December 31, 1999 after giving effect to the accounting change (see SAB 101 discussion above):

                                                               Years ended
                                                              December 31,
                                                              (Predecessor)
                                                            ------------------
                                                                        1999
                                                             2000    (proforma)
                                                            -------  ---------
                                                             (in thousands)
Sales and services
 Funeral sales and services................................  32,299    33,277
 Cemetery sales and services...............................  44,284    45,121
                                                            -------   -------
  Total sales and services.................................  76,583    78,398
Gross profit:
 Funeral sales and services................................   8,587    10,938
 Cemetery sales and services...............................  12,401    14,754
                                                            -------   -------
  Total gross profit.......................................  20,988    25,692
General and administrative expenses........................   7,582     7,143
Amortization expense.......................................   3,704     3,707
Interest expense........................................... (16,148)  (15,979)
Finance and interest income................................   3,182     2,411
Income from settlement agreement...........................       0     2,500
Income before taxes........................................  (3,264)    1,274(1)
EBITDA.....................................................  23,829    28,365

--------
(1) 1999 excludes a non-recurring gain on settlement agreement of $2.5 million.

  Consolidated revenues decreased 2.3% to $76.6 million for the year ended December 31, 2000 compared to $78.4 million for the year ended December 31, 1999. Consolidated gross profit totaled $21.0 million in 2000 compared to $25.7 million in 1999. As a percentage of revenue, consolidated gross profit percentage decreased to 27.4% in 2000 from 32.8% in 1999.

 Funeral Operations:

  Revenue from funeral operations accounted for more than 42% of the Company's total revenue in 2000. Revenues from funeral operations decreased 2.9% to $32.3 million in 2000 compared to $33.3 million in 1999. At-need funeral revenue totaled $29.2 million representing a 3.0% decrease from the prior year. The Company performed 8,111 total funeral service calls in 2000 compared to 8,547 in 1999. Management believes that the 5% decrease in funeral service calls from the prior year was principally due to increased price competition from other full service providers and lower-end budget funeral homes. The average revenue per funeral service increased 3.1% from the prior year due primarily to a change in product mix toward higher priced product packages. Pre-need funeral service revenue increased 26.1% from $2.3 million in 1999 to $2.9 million in 2000. The significant increase over the prior year is due to a greater emphasis on increasing prearranged funeral services and selling of cemetery merchandise and services beginning in July 2000. As of December 31, 2000, the Company had a prearranged funeral and cemetery backlog of $161.7 million.

  As a percentage of sales, gross profit for the funeral segment decreased from 32.9% in 1999 to 26.6% in 2000. The decline in gross profit percentage was primarily attributable to declines in profit margin experienced at the Satellite Properties (14 funeral homes). The same store sales profit margin from these small funeral home operations declined from 20% to 10%. The increased local competition and the decline in case volume have resulted in negative cash flows at some of these locations. The Company ultimately divested of several of these funeral home locations in 2001 that did not fit the original "clustering" model anticipated from acquiring all the Satellite Properties. The Rose Hills Mortuary also experienced a gross profit margin decline from 37% to 33% due to its 5.2% case volume decline and the inflation-driven increase in various semi-fixed operating costs. In addition, the 1999 funeral segment margin also included a bonus of $0.5 million from the insurance product provider.

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

  Gross profit, as a percentage of sales, decreased from 32.7% in 1999 to 28.0% in 2000 (29.9% excluding the $0.9 million cemetery property tax charge). Cemetery labor and park maintenance expenses have increased up to 5% over the prior year. The increases were part of a plan to enhance the appearance and maintenance standards for Rose Hills Memorial Park. Total direct selling expense was relatively constant at 36.2% of sales in 2000 compared to 36.6% in 1999. The Company plans to invest in a new media campaign in the first quarter 2001. The planned advertising expenditures for the first quarter 2001 was approximately $1.0 million and are designed to increase consumer awareness and improve both funeral and cemetery market share. The Company has not run a major media campaign since the early 1990's.

 Other:

  Corporate general and administrative expenses of $7.6 million for 2000 were 6% higher than in the prior year. As a percentage of total revenue, corporate general and administrative expenses increased from 9.1% for the year ended December 31, 1999 to 9.9% for the year ended December 31, 2000. Charges included in 2000 were $0.6 million of Phantom Equity Plan expense, $0.2 million related to land movement legal fees and $0.1 million in a 1996 union labor dispute settlement. In 1999, nonrecurring items were $.2 million related to Y2K incremental expenses, $0.3 million related to the settlement of environmental issues with the previous owners of Rose Hills Memorial Park and a net of $0.1 million loss from the sale of two vacant properties.

  EBITDA, earnings before taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), decreased to $23.8 million for 2000 from $28.4 million for 1999. EBITDA decreased $4.6 million as a result of the funeral cash volume declines, the IBPS sale of $1.1 million in 1999 and the $.9 million property tax charge in 2000. EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of company's profitability or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

  The Company presently believes that, based upon current levels of operations and anticipated growth and the availability of the Bank Revolving Facility (see description below), it can meet working capital and short-term liquidity requirements for current operations, satisfy its contingent obligations and service its indebtedness through March 31, 2003. As of December 31, 2001, the Company had net working capital of $7.5 million and a current ratio of 1.33 as compared to $11.0 million of net working capital and current ratio of 1.62 at December 31, 2000.

  Net cash provided by operating activities was $11.4 million for the year ended December 31, 2001, compared to $14.1 million for the same period in 2000.

  The primary uses of cash were for principal payments on outstanding long-term indebtedness and capital expenditures as permitted under the terms of bank agreements. The Company's capital expenditures in 2001 of approximately $4.3 million were used primarily to develop and improve the existing infrastructure and cemetery grounds.

  Concurrent with the Acquisition Transaction, the Company entered into senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $75.0 million, the proceeds of which were used to finance the Acquisition Transaction and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility") in an aggregate principal amount of up to $25.0 million, the proceeds of which are available for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. Effective May 2, 2001 the Company amended the Bank Revolving Facility reducing the aggregate principal amount available to $10.0 million and extending its maturity date to April 1, 2003. Borrowings under the Revolving Credit Facility must be fully paid for a minimum period of 30 days for each 12-month period ending December
1. As of March 23, 2002, the Company had no borrowings under the Revolving Credit Facility, accordingly, any borrowings during the remaining months in 2002 will not be due until April 1, 2003 when the Revolving Credit Facility expires.

  The Bank Term Facility is payable, subject to certain conditions, in semi-annual installments in the amounts of $1.0 million in each of the first three years after the anniversary of the closing date of the Bank Term Facility (the "Bank Closing"); $3.0 million in the fourth year after the Bank Closing; $7.0 million in 2001; $9.0 million in 2002, $26.0 million in May 2003 and $26.0 million upon maturity of the Bank Term Facility in November 2003.

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

  As a result of the Acquisition Transaction and the application of proceeds thereof, the Company's total outstanding indebtedness was approximately $140.1 million as of December 31, 2001. Management currently believes that, based upon current levels of operations, anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its existing indebtedness through March 31, 2003. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

  The Company currently expects that it will have to obtain new or additional financing to pay some or all the principal amount due at maturity under the Bank Term Facility and under the Notes ($80 million on

November 15, 2004). No assurance can be given that such financing will be available to the Company or, if available, that it may be obtained on terms and conditions that are satisfactory to the Company. Further, the Company does not expect Alderwoods to provide additional liquidity in the form of capital contributions or loan guarantees. Under the terms of certain Alderwoods debt agreements, Alderwoods is prohibited from guaranteeing the Company's debt or contributing capital.

  The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on: the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Exchange Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates. At December 31, 2001 the Company was in compliance with the terms of the indenture and the Bank Credit Facilities.

  Although the Company has no material commitments for capital expenditures, the Company anticipates capital expenditures primarily of approximately $3.5 million for 2002, which includes $2.5 million in internal growth initiatives and $1.0 million for maintenance capital expenditures.

NEW ACCOUNTING PRONOUNCEMENTS

  On June 29, 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (Statement 141). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all business combinations completed after June 30, 2001. The Company has adopted the provisions of Statement 141 during 2001, there was no material impact of the adoption.

  On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142) was approved by the FASB. Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill from past business combinations, will cease upon adoption of this statement. The provisions of Statement 142 will be effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. Management does not anticipate any adjustments to goodwill upon the adoption of Statement 142 in the first quarter of 2002 due to the elimination of predecessor goodwill and the successor goodwill recorded at the consummation of the change in ownership on December 31, 2001. Also, effective in the first quarter of 2002, the Company will account for goodwill by an impairment method instead of an amortization method. Amortization expense related to goodwill was $3.7 million for the twelve months ended December 31, 2001 and December 31, 2000.

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

FORWARD-LOOKING STATEMENTS

  Certain statements in this Form 10-K include "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the Company's financial position, results of operations, its objective to increase revenues and cash flows, reduce general and administrative expense, take advantage of synergies, and make capital expenditures, and the Company's ability to service its indebtedness, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed herein, including, without limitation, in conjunction with the forward-looking statements included herein.

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

  The Company may not be able to achieve growth in its revenues and cash
  ----------------------------------------------------------------------
flows. Maintaining current revenue and cash flow levels and achieving future
-----
growth depends in part on sustaining the current level of pre-need cemetery sales and maintaining and increasing funeral market share. Several important factors, among others, affect the Company's ability to sustain and grow revenue:

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

  Our earnings may be adversely affected by a number of factors. Such factors
  -------------------------------------------------------------
include:

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

  . The impact on the Company's financial statements of accounting charges that may result from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures.

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

  . Environmental liabilities that are unanticipated or unanticipated in their extent, including without limitation costs and expenses associated with past or future land movement within Rose Hills and costs and expenses associated with remediation of existing contamination of Company properties. See "Environmental Matters" above and Note 20 to the Company's consolidated financial statements, which are included as part of this Annual Report on, Form 10-K.

  . An unfavorable outcome in the dispute with the County of Los Angeles regarding the supplemental property tax accrued by the Company. See Note 20 to the Company's consolidated financial statements which are included as part of this Annual Report on Form 10-K.

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

  The counter party to these contractual relationships is a major financial institution with which the Company has other financial relationships. The Collar Agreement expired in December 2000 and was not replaced.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth certain information regarding the directors and executive officers of the Company as of March 27, 2002:

Name                      Age                      Position
----                      --- --------------------------------------------------
Dennis C. Poulsen........  59 Chairman of the Board and Chief Executive Officer
Kenton C. Woods..........  47 Executive Vice President, Chief Financial Officer,
                              Secretary and Treasurer, Director
Virginia C. Phillips.....  47 Executive Vice President, Chief Operations Officer
Gregg Williamson.........  56 Executive Vice President Sales & Marketing
John S. Lacey............  59 Director
Paul A Houston...........  53 Director
Kenneth A. Sloan.........  52 Director
Shawn R. Phillips........  38 Director

  Dennis C. Poulsen. Mr. Poulsen was named Chief Executive Officer on February 1, 2002. He has served as Chairman of the Board of the Company since November 1996 and has served as a director of the Company since its formation in 1996. Mr. Poulsen joined Rose Hills in 1981 and became President in 1984. Mr. Poulsen is a member of the American, California and Los Angeles Bar Associations. He served as a director and Chairman of the Los Angeles Chamber of Commerce in 1997 and is past director of the American Cemetery Association.

  Kenton C. Woods. Mr. Woods was named director of the Company effective January 3, 2002. Mr. Woods joined the Company as Senior Vice President and Chief Financial Officer in May 1997. From 1990 to 1997, Mr. Woods served in senior financial positions at Baskin-Robbins including Vice President-Finance and Chief Financial Officer. Mr. Woods previously spent 10 years with KPMG LLP.

  Virginia C. Phillips. Ms. Phillips was named Executive Vice President, Chief Operations Officer of the Company on September 1, 2000. Ms. Phillips was Vice President of Human Resources of the Company from 1991 to August 2000.

  Gregg M. Williamson. Mr. Williamson was named Executive Vice President, Sales and Marketing of the Company on June 11, 2001. From 1990 to 2001, Mr. Williamson served as Executive Vice President, Marketing and Sales Officer for Palm Mortuary, Inc. in Las Vegas, Nevada.

  John S. Lacey. Mr. Lacey was named a director of the Company effective March 10, 2000. Since January 1999, Mr. Lacey has been Chairman of the Board and a director of Alderwoods Group, Inc., formerly The Loewen Group, Inc., the corporate parent of the Company. In December 1998, Mr. Lacey became a director of Loewen. From July 1998 to November 1998, Mr. Lacey was President and Chief Executive Officer of The Oshawa Group Ltd. in Toronto, Ontario. From November 1996 to July 1998, Mr. Lacey was President and Chief Executive Officer of WIC Western International Communications Inc. in Vancouver, British Columbia.

  Paul A. Houston. Mr. Houston was named a Director of the Company effective May 22, 2001. Since December 1999, Mr. Houston has been President and Chief Executive Officer of Alderwoods Group, Inc., formerly The Loewen Group, Inc., the corporate parent of the Company, where he had also served as a director since June 1999. From August 1995 to October 1999, Mr. Houston was President and Chief Executive Officer of Scott's Restaurant's Inc. From December 1992 to April 1995, Mr. Houston was President and Chief Executive Officer of Photo Corporation.

  Kenneth A. Sloan. Mr. Sloan was named a director of the Company effective May 22, 2001. Since November 2000, Mr. Sloan has been Senior Vice President and Chief Financial Officer of Alderwoods Group,

Inc., formerly The Loewen Group, Inc., the corporate parent of the Company. From September 1987 to September 2000, Mr. Sloan served as Senior Executive Vice President, Finance and Planning of Shoppers Drug Mart.

  Shawn R. Phillips. Mr. Phillips was named a director of the Company effective January 3, 2002. Mr. Phillips is currently a Geographic Vice President of Alderwoods Group, Inc, formerly the Loewen Group, Inc., the corporate parent of the Company. Mr. Phillips has served in various management positions since joining the Loewen Group in 1993.

  Concurrent with the change in control of the Company on January 3, 2002, the directors assigned by Blackstone resigned as directors of RH Holdings and the bylaws of RH Holdings were amended to reduce the number of required directors of RH Holdings from eight to six. Each of the directors of the RH Holdings is also a member of the Company's Board of Directors.

  Each of the Company's directors is elected to serve until their respective successor is elected and qualified (unless the director earlier resigns or is removed from office). Alderwoods, as the sole shareholder of the Company, has the power to elect all of the Company's directors. Each of the Company's officers serves at the pleasure of the Board of Directors, subject to the rights under their employment agreements.

  Directors of the Company receive no compensation for their service as directors or for service on committees of the Board. All directors are reimbursed for all reasonable expenses of attendance at each meeting.

  Mr. Poulsen has an employment agreement with the Company effective as of March 1, 2000. Under the terms of his employment agreement, Mr. Poulsen's annual salary is $120,000. Mr. Poulsen may be terminated without "cause" (as defined in the employment agreement) at any time, but if so terminated, Mr. Poulsen will continue to receive his salary for twenty-four (24) months after the date on which the Company notifies him of the termination. The employment agreement provides that a resignation by Mr. Poulsen within three (3) months following a change in control of the Company is deemed a termination by the Company without cause. The Alderwoods Purchase Transaction constituted a change of control for purposes of the employment agreement. On March 25, 2002, the Board of Directors approved an amendment to Mr. Poulsen's agreement extending the period through December 31, 2002. In accordance with the provision of the agreement, his resignation will be deemed a termination by the Company without cause following the change in control. See Item 13, "Certain Relationships and Related Transactions". Mr. Poulsen has the right to terminate the employment agreement at any time with 60 days notice to the Company.

  On March 20, 2001, a committee of the Company's Board of Directors authorized the grant of a bonus award to Mr. Poulsen in the amount of $ 335,000 pursuant to the Company's Phantom Equity Appreciation Plan. The Company paid this bonus on January 3, 2002, effective upon the closing of the Alderwoods Purchase Transaction. In conjunction with the Loewen Blackstone Settlement Agreement, Mr. Poulsen was awarded a share of Loewen's Promissory Note (as defined in Item 11, "Executive Compensation--Change-in-Control Arrangements"), conditioned upon and granted only in the event that the closing of Alderwoods acquisition occurs.

  Mr. Lacey, Mr. Houston, Mr. Sloan and Mr. Phillips were directors and/or officers of the Loewen Group, Inc., which filed for bankruptcy in June 1999 and emerged from bankruptcy as a reorganized Alderwoods Group, Inc. in January 2002.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth the compensation paid to or accrued for the benefit of the Chief Executive Officer and certain other executive officers of the Company for the period indicated. The position identified in the table for each person is their current position unless otherwise indicated:

                          SUMMARY COMPENSATION TABLE

                                                                   All Other
Name and Principal Position               Year Salary   Bonus     Compensation
---------------------------               ---- ------- -------    ------------
Dillis E.R. Ward......................... 2001 250,000              713,792(2)
 President & Chief Executive Officer (1)  2000 250,000  38,000        2,792
                                          1999 250,000 100,000        3,098
Kenton C. Woods.......................... 2001 168,895              587,180(3)
 Executive Vice President & Chief
  Financial Officer                       2000 160,431  25,000        2,180
                                          1999 160,431  64,172        2,264
Virginia C. Phillips..................... 2001 134,855              174,180(4)
 Executive Vice President--Chief
  Operations Officer                      2000  92,000   8,000       25,644
                                          1999  92,000   8,000       26,978
Joseph Schillaci......................... 2001 127,115                  264(6)
 Executive Vice President--Sales &
  Marketing (5)                           2000  33,654   6,000
Gregg M. Williamson...................... 2001 120,136 181,667(8)     2,645(9)
 Executive Vice President--Sales and
  Marketing (7)

--------
(1) Mr. Ward resigned from the Company effective February 1, 2002, on which date Mr. Poulsen assumed the position of CEO.
(2) Amount includes $2,000 in matching contributions by the Company under its 401(k) profit-sharing plan, a payment of $792 for life insurance premiums, and $711,000 under the Phantom Equity Appreciation Plan.
(3) Amount includes $2,000 in matching contributions by the Company under its 401(k) profit-sharing plan, a payment of $180 for life insurance premiums, and $585,000 under the Phantom Equity Appreciation Plan.
(4) Amount includes $2,000 in matching contributions by the Company under its 401(k) profit-sharing plan, a payment of $180 for life insurance premiums, and $172,000 under the Phantom Equity Appreciation Plan.
(5) Mr. Schillaci resigned from the Company on April 9, 2001.
(6) Amount includes a payment of $264 for life insurance premiums.
(7) Mr. Williamson was named Executive Vice President of Marketing and Sales on June 11, 2001.
(8) Amount includes a payment of $100,000 for a sign-on bonus and a payment of $81,667 for a sales bonus.
(9) Amount includes $2,000 in matching contributions by the Company under its 401(k) profit-sharing plan and a payment of $645 for life insurance premiums.

Change-in-Control Arrangements

  On March 20, 2001, a committee of the Company's Board of Directors authorized the grant of bonus awards to certain of the Company's executive officers pursuant to the Company's Phantom Equity Appreciation Plan (the "Plan"). Each of the bonus awards represented the right to receive a fixed sum in cash conditioned upon and payable only in the event the Alderwoods Purchase Transaction occurred on or before December 31, 2001. The bonus amounts paid upon the closing of the Alderwoods Purchase Transaction to each of the named executive officers were as follows: Dillis R. Ward, $711,000; Kenton C. Woods, $585,000; Virginia C. Phillips, $172,000. For accounting purposes, the Alderwoods Acquisition was reflected as of December 31, 2001, thus the Company has expensed these amounts in its December 31, 2001 statement of operations. These amounts were subsequently paid to the officers in January 2002.

  Pursuant to the Loewen Blackstone Settlement Agreement, Blackstone granted certain of the Company's executive officers who were entitled to awards under the Phantom Equity Appreciation Plan a share of a note issued by the reorganized Loewen (Alderwoods Note). The Alderwoods Note is partial consideration received by Blackstone under the terms of the Settlement Agreement. The Alderwoods Note is in the amount of $24,678,571, bears interest at an annual rate of 12.25%, and matures in 2012. The aggregate amount of the share in the Alderwoods Note received by certain Company directors and officers was $500,000. Each Director and Executive Officer was allocated a proportionate share of the $500,000, based upon their proportionate allocation under the Phantom Equity Appreciation Plan.

  The U.S. Bankruptcy Court confirmed Loewen's reorganization plan, including the proposed acquisition of shares of RH Holdings Corp. from Blackstone on December 5, 2001, and the reorganization plan became effective on January 2, 2002. Effective with its emergence from bankruptcy, Loewen was renamed the Alderwoods Group, Inc. ("Alderwoods"). On January 3, 2002, in full satisfaction of Loewen's obligations under the put, Alderwoods delivered to Blackstone unsecured, subordinated notes and Alderwoods common stock. As a result of the delivery of the consideration, Alderwoods completed its purchase of all of the stock of RH Holdings Corp. beneficially owned by Blackstone. Upon closing of the transaction, Alderwoods increased its ownership from 20.45% to 100% of the outstanding common stock of RH Holdings Corp., thereby causing the Company to become a wholly owned subsidiary of Alderwoods. Effective upon completion of the transaction, the Company paid approximately $2.4 million in January 2002 in aggregate compensation under the Company's Phantom Equity Appreciation Plan that was recorded as an expense as of December 31, 2001. Additionally, Blackstone transferred an aggregate $500,000 in Alderwoods notes to certain Company directors and executive officers.

Employment Agreements and Termination of Employment Arrangements

  Dillis R. Ward. The Company entered into a Resignation and General Release Agreement with Mr. Ward dated as of January 31, 2002. Pursuant to the agreement, Mr. Ward resigned as the Company's President and Chief Executive Officer effective February 1, 2002. Mr. Ward is to receive severance equal to two year's base pay for an aggregate of $500,000 to be paid in bi-weekly installments for a period of twenty-four months beginning February 2, 2002. The Company agreed to reimburse Mr. Ward for the cost of moving, up to $10,000, and COBRA coverage during the eligible period.

  Kenton C. Woods. The Company has an employment agreement with Mr. Woods dated as of December 1, 1998, pursuant to which Mr. Woods currently serves as the Company's Executive Vice President and Chief Financial Officer. Mr. Woods' base salary is $169,000, which is subject to annual review and may be increased (but not reduced) at the sole discretion of the Board. Mr. Woods' cash bonus may range from 0%-100% of his base salary and is based on the Company's performance as measured against EBITDA targets established annually by the Board. Mr. Woods may be terminated without "cause" (as defined in the employment agreement) at any time with 12 months notice to Mr. Woods, but if so terminated, Mr. Woods will receive (i) his then base salary and benefits through the effective date of the termination; (ii) his annual bonus for all years completed prior to the effective date of the termination; and (iii) a prorated portion of the annual bonus for the year in which the termination becomes effective. Mr. Woods has the right to terminate the employment agreement at any time with 90 days notice to the Company.

  Virginia C. Phillips. The Company has an employment agreement with Ms. Phillips dated as of September 1, 2000, pursuant to which Ms. Phillips currently serves as the Company's Executive Vice President, Chief Operations Officer. Ms. Phillips' base salary is $135,000, which is subject to annual review and may be increased (but not reduced) at the sole discretion of the Board. Ms. Phillips' cash bonus may range from 0%-50% of her base salary and is based on the Company's performance as measured against EBITDA targets determined annually by the Board. Ms. Phillips may be terminated without "cause" (as defined in the employment agreement) at any time but if so terminated will receive one year's then base salary, plus a prorated portion of the annual bonus. Ms. Phillips has the right to terminate the employment agreement at any time with 90 days notice to the Company.

  Gregg M. Williamson. The Company has an employment agreement with Mr. Williamson dated as of June 11, 2001, pursuant to which Mr. Williamson currently serves as the Company's Executive Vice President, Sales and Marketing. Mr. Williamson's base salary is $200,000, which is subject to annual review and may be increased (but not reduced) at the sole discretion of the Board. Mr. Williamson is eligible for an "EBITDA" cash bonus, ranging from 0%-20% of his base salary, based on the Company's performance as measured against EBITDA targets determined annually by the Board. Also, Mr. Williamson is eligible for a "sales" cash bonus, ranging from 0%-80% of his base salary, based upon the Company's pre-need cemetery and funeral insurance sales. Mr. Williamson may be terminated without "cause" (as defined in the employment agreement) at any time but if so terminated prior to December 31, 2002, will receive one year's then base salary. Mr. Williamson has the right to terminate the employment agreement at any time with 90 days notice to the Company.

  Joseph R. Schillaci. The Company entered into a Resignation and General Release Agreement with Mr. Schillaci dated as of April 9, 2001. Pursuant to the agreement, Mr. Schillaci resigned as the Company's Executive Vice President--Sales and Marketing. The Company agreed to retain Mr. Schillaci as a consultant with payments made to him in the aggregate amount of $120,000. The payments were made in three equal installments beginning in May 2001.

Compensation Committee Interlocks and Insider Participation

  The Company does not have a compensation committee. Compensation policies applicable to executive officers are determined by the Board of Directors. As directors of the Company, Mr. Ward and Mr. Poulsen participated in the deliberations of the Board concerning executive compensation in 2001. Currently, Messrs. Poulsen and Woods are the only directors who are also Executive Officers of the Company.

  During fiscal 2000, Mr. Poulsen provided consulting services to the Company for which he was paid $16,046. As discussed in Item 10, "Directors and Executive Officers of the "Registrant": (i) on March 20, 2001, the consulting agreement was terminated and replaced by an employment agreement providing for an annual salary of $120,000; (ii) on March 20, 2001, Mr. Poulsen was awarded a bonus amount of $335,000, conditioned upon and payable only in the event that the closing of the Alderwoods Acquisition; and (iii) on April 12, 2001, Blackstone granted Mr. Poulsen a share in the Alderwoods Note, conditioned upon and granted only in the event of the closing of the Alderwoods Acquisition. Due to the approval of Loewen's reorganization plan by the U.S. Bankruptcy court on December 5, 2001, the Company recorded an accrued expense for the $350,000 bonus that was paid in January 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The Company is a direct, wholly owned subsidiary of RH Holdings. The following table sets forth certain information as of March 23, 2002 regarding the beneficial ownership of the common stock of RH Holdings:

                                                                      Percentage
                                                               Number     of
                                                                 of     Common
Name of Beneficial Owner                                       Shares   Stock
------------------------                                       ------ ----------
Alderwoods Group, Inc. (1).................................... 1,000     100%
John S. Lacey (2).............................................    --      --
Paul A. Houston (2)...........................................    --      --
Kenneth A. Sloan (2)..........................................    --      --
Shawn R. Phillips (2).........................................    --      --
Dennis C. Poulsen.............................................    --      --
Kenton C. Woods...............................................    --      --
Virginia C. Phillips..........................................    --      --
Gregg Williamson..............................................    --      --
All directors and executive officers as a group...............    --      --

--------
(1) The address for Alderwoods Group, Inc. is 2225 Sheppard Ave, 11th Floor, Atria III, Toronto, Ontario, Canada M2J 5C2.
(2) Messrs. Lacey, Houston, Sloan and Phillips are affiliated with Alderwoods in the capacities described under Item 10, "Directors and Executive Officers of the Registrant," above. Each of Messrs. Lacey, Houston, Sloan and Phillips disclaim beneficial ownership of the shares owned or controlled by Loewen and its affiliates.

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

  One or more of our directors during 2001 were affiliated with entities which were parties to these agreements. Effective upon closing of the Alderwoods Purchase Transaction, all of these agreements terminated.

Shareholders' Agreement

  In connection with the Acquisition Transaction, Blackstone and Loewen entered into an agreement (the "Shareholders' Agreement") setting forth certain of their rights and obligations as shareholders of RH Holdings. The Shareholders' Agreement provided that, subject to the Put/Call Agreement referred to below, none of the shareholders was permitted to transfer any of its respective shares of common or preferred stock of RH Holdings ("RH Holdings Common Stock") without the others' prior written consent, subject to certain exceptions.

  Under the terms of the Shareholders' Agreement, Blackstone and Loewen had the right to designate five and three nominees as directors, respectively, to the Board of Directors of RH Holdings (the "Board"). Each of Blackstone and Loewen further agreed (i) to vote all of its shares of RH Holdings Common Stock to ratify and adopt any and all actions adopted or approved by the Board and (ii) subject to certain exceptions related to the election and removal of directors, not to vote any of its shares of RH Holdings Common Stock in favor of any resolution, give any consent with respect to any matter or take any other action as a stockholder of RH Holdings unless such resolution, matter or other action first shall have been adopted or approved by the Board and recommended by it for adoption, approval or consent by the shareholders. In addition, the By-Laws of RH Holdings provided that certain actions by or with respect to RH Holdings would require the unanimous consent of the Board.

  In addition, in the event that Loewen owned, operated or controlled any funeral home or cemetery within 20 miles of any other funeral home or cemetery owned by the Company, Loewen had an option, exercisable for the succeeding 12 months, to either sell such properties to a third party or transfer such properties to the Company (free of indebtedness for borrowed money) in exchange for additional equity in RH Holdings.

Put/Call Arrangement

  Pursuant to a separate agreement among Blackstone, LWN, LGII and LN Sub (the "Put/Call Agreement"), (i) LGII had a call option, exercisable from and after November 19, 2000 (the fourth anniversary of the Acquisition Closing Date), until but excluding November 19, 2002 (the sixth anniversary of the Acquisition Closing Date) to purchase all of Blackstone's shares of RH Holdings Common Stock (the "Call Option") and (ii) Blackstone had a put option, exercisable from and after November 19, 2002 (the sixth anniversary of the Acquisition Closing Date) until but excluding November 19, 2004 (the eighth anniversary of the Acquisition Closing Date) to require LGII to purchase Blackstone's shares of RH Holdings Common Stock (the "Put Option"). The option price in either case was to be derived from a formula based on EBITDA. The performance by LGII of its obligations under the Put/Call Agreement was guaranteed by LWN.

  On June 1, 1999, LWN, LGI and LN Sub filed for protection from their creditors under Chapter 11 of the U.S. Bankruptcy Code. On November 15, 2000, LWN submitted a plan of reorganization to the U.S. Bankruptcy Court. The Plan was amended on February 15, 2001. In April 2001, LWN reached an agreement with Blackstone and RHMID, pursuant to which Blackstone would exercise its put and a reorganized Alderwoods would acquire 100% of the outstanding common stock of RH Holdings. The acquisition was approved by U.S. Bankruptcy Court and upon Alderwoods emergence from bankruptcy, Blackstone's put was exercised. Upon exercise of the Put option, RH Holdings became a wholly owned subsidiary of a reorganized Alderwoods, and the Shareholders' Agreement and the Put/Call Agreement were terminated.

  The exercise of the Put Option on January 3, 2002 did not give rise to a Change of Control under the Indenture.

  Monitoring Fee Arrangement. Pursuant to the Put/Call Agreement, from the Acquisition Closing Date until the date on which Loewen or Blackstone exercised the Call Option or the Put Option, an affiliate of Blackstone received a monitoring fee equal to $250,000 per annum (as such fee may be increased to account for inflation) from the Company (the "Monitoring Fee Arrangement"). The Company paid $250,000 in fiscal 2000 and $250,000 in fiscal 2001 to Blackstone pursuant to the Monitoring Fee Arrangement. Such amounts are recorded in general and administrative expenses.

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

  As compensation for services provided under the Administrative Services Agreement, Loewen was entitled to receive from the Company a fee (the "Administrative Services Fee"), payable monthly in arrears and in an aggregate annual amount equal to $334,000 for the first year following the Acquisition Closing Date and $250,000 for the second year following the Acquisition Closing Date, to be increased by 2.5% for each year thereafter until the termination of the Administrative Services Agreement. The Company was also generally required (in certain cases, subject to approval in advance by Blackstone) to reimburse Loewen for all out-of-pocket costs and expenses incurred by it from third parties in connection with performing the administrative services described in the Administrative Services Agreement. The Company recorded and paid $250,000 during fiscal 1998 and recorded $289,000 during fiscal 1999 in Administrative Services Fees under the Administrative Services Agreement.

  In July 1999, the Company began proceedings to terminate the Administrative Services Agreement due to a disagreement between Loewen and the Company with respect to the value of services rendered by Loewen under the Agreement. On February 4, 2000, the Company filed a motion in U.S. Bankruptcy Court for an order setting a deadline for Loewen to assume or reject the Administrative Services Agreement. On March 4, 2000, the parties agreed at a hearing to resolve the motion through a stipulation and order. As a result of the order, effective March 1, 2000, the Company was no longer obligated to pay Loewen for administrative services under the Administrative Services Agreement until such time as Loewen exercised its right to assume the Administrative Services Agreement or the Company requested that services be performed thereunder.

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

  The Administrative Service Agreement terminated on the effective date of the Alderwoods Purchase Transaction.

Loewen Settlement Agreement

  The Company and Loewen were involved in a dispute with respect to the right to receive proceeds arising from the sale of a vacant parcel of land to an unrelated party in October 1999. The Company maintained that it was the legal owner of the Property, and as such, that the Company was entitled to receive the sale proceeds. Loewen disputed the Company's contention, and the sale proceeds of approximately $936,000 remained in escrow pending resolution of the dispute.

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

  In order to effect the purchase of the RHIMD-Owned Stock, on the Acquisition Closing Date, the Company made a loan to RHIMD in the principal amount of $450,000 which is evidenced by a note bearing interest at an annual rate of 9% and secured by the RHIMD-Owned Stock. RHIMD was to have made loans to each of the RHIMD Limited Partners in connection with their subscription for limited partnership interests in RHIMD. Individual subscription agreements and loan documents were never executed.

  Pursuant to the Settlement and Mutual Release the RHIMD note was cancelled.

Loewen Blackstone Settlement Agreement

  On April 12, 2001, Blackstone and Loewen entered into a settlement agreement ("the Settlement Agreement and Mutual Release") pursuant to which Blackstone, the beneficial owner of 80.55% of the outstanding common stock of the Company, would exercise its put right and the minority shareholder, a reorganized Loewen, would acquire all of the stock of RH Holdings owned by Blackstone upon Loewen's emergence from bankruptcy. Under the terms of the agreement, Alderwoods delivered to Blackstone unsecured, subordinated notes in the aggregate principal amount of $24,678,571 and 379,449 shares of Alderwoods common stock with an aggregate value of $6,515,143 in full satisfaction of Alderwoods obligations under the put. As a result of the delivery of the consideration, Alderwoods completed its purchase of all of the stock of RH Holdings beneficially owned by Blackstone.

  The shareholders agreement, and all other agreements, between Alderwoods and Blackstone with respect to the Company terminated as of the closing of the transaction, and Alderwoods became entitled to elect all of the directors of the Company as of such date.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as a part of this report:

1. Financial Statements
 Index to Financial Statements

                                                                           Page
                                                                           ----
ROSE HILLS COMPANY CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report..............................................  36
Consolidated Balance Sheets as of December 31, 2001 (Successor) and 2000
 (Predecessor)............................................................  37
Predecessor Consolidated Statements of Operations for the Years ended
 December 31, 2001, 2000 and 1999.........................................  38
Predecessor Consolidated Statements of Cash Flows for the Years ended
 December 31, 2001, 2000 and 1999.........................................  39
Predecessor Consolidated Statements of Stockholder's Equity for the Years
 ended December 31, 2001, 2000 and 1999...................................  40
Notes to Consolidated Financial Statements................................  41

2. Financial Statement Schedule
 Schedule II--Valuation and Qualifying Accounts...........................  70

(b) Exhibits

   Exhibit
   Number      Description
   -------     -----------
     2.1       -- Asset Purchase Agreement, dated as of September 19, 1996, by and between Rose Hills Memorial Park Association and Tudor
                Acquisition Corp. (now known as the Rose Hills Company). (1)
     2.2       --Agreement and Plan of Merger, dated as of September 19, 1996, by and among the stockholders of Roses, Inc. and Tudor
                Acquisition Corp. (now known as the Rose Hills Company). (1)
     2.3       --Amendment to the Agreement and Plan of Merger dated as of
                November 18, 1996 by and among Rose Hills Acquisition Corp.
                (now known as Rose Hills Company),
                Roses Inc., the Stockholders of Roses Inc., and RH Mortuary
                Corporation. (1)
     3.1       --Restated Certificate of Incorporation of Tudor Acquisition
                Corp. changing its name to Rose Hills Acquisition Corp. (1)
     3.2       --Certificate of Amendment of Certificate of Incorporation of
                Rose Hills Acquisition Corp. changing its name to Rose Hills
                Company. (1)
     3.3       --Amended and Restated By-Laws of Rose Hills Company. (1)
     4.1       --Indenture dated as of November 15, 1996 between Rose Hills
                Acquisition Corp. and United States Trust Company of New York,
                as Trustee. (1)
     4.2       --Form of 9.5% Senior Subordinated Note due 2004 (included in
                Exhibit 4.1). (1)
    10.1       --Stockholders' Agreement dated as of November 19, 1996 among
                Rose Hills Holdings Corp., Blackstone Capital Partners II
                Merchant Banking Fund L.P., Blackstone Rose Hills Offshore
                Capital Partners L.P., Blackstone Family Investment Partnership
                II L.P., Roses Delaware, Inc., Loewen Group International,
                Inc., and RHI Management Direct L.P. (1)
    10.2       --Administrative Services Agreement dated as of November 19,
                1996 between Rose Hills Acquisition Corp. (now known as Rose
                Hills Company), The Loewen Group, Inc., and Loewen Group
                International Inc. (1)
    10.3       --Credit Agreement dated as of November 19, 1996 among Rose
                Hills Company, Rose Hills Holdings Corp., Goldman, Sachs & Co.,
                as syndication agent and arranging agent, the financial
                institutions from time to time parties thereto as lenders and
                The Bank of Nova Scotia, as administrative agent for such
                lenders. (1)
    10.4       --Put/Call Agreement, dated as of November 19, 1996 among
                Blackstone Capital Partners II Merchant Banking Fund L.P.,
                Blackstone Rose Hills Offshore Capital Partners L.P.,
                Blackstone Family Investment Partnership II L.P., Roses
                Delaware, Inc., Loewen Group International, Inc., The Loewen
                Group Inc., and RHI Management Direct L.P. (1)
    10.5       --Buddhist Memorial Complex Development and Use Agreement dated as of March 1, 1994 between Rose Hills Memorial Park
                Association and International Buddhist Progress Society.(1)
    10.6       --First Amendment to Buddhist Memorial Complex Development and
                Use Agreement, dated as of September 1, 1994 between Rose Hills
                Memorial Park Association and International Buddhist Progress
                Society. (1)
    10.7       --Second Amendment to Buddhist Memorial Complex Development and
                Use Agreement, dated as of March 15, 1995 between Rose Hills
                Memorial Park Association and International Buddhist Progress
                Society. (1)

   Exhibit
   Number      Description
   -------     -----------
    10.8       --Third Amendment to Buddhist Memorial Complex Development and
                Use Agreement, dated as of May 15, 1995 between Rose Hills
                Memorial Park Association and International Buddhist Progress
                Society. (1)
    10.9       --Fourth Amendment to Buddhist Memorial Complex Development and
                Use Agreement, dated as of October 15, 1995 between Rose Hills
                Memorial Park Association and International Buddhist Progress
                Society. (1)
    10.10      --Memorandum of Understanding, dated as of March 22, 1996
                between Rose Hills Memorial Park Association and International
                Buddhist Progress Society. (1)
    10.11      --Letter Agreement dated September 27, 2000 by and between the
                Loewen Group, Inc. and Rose Hills Company(5)
    10.12      --Employment Agreement, dated July 10, 1998 by and between Rose
                Hills Company and Dillis R. Ward. (2)
    10.13      --Employment Agreement, dated December 1, 1998 by and between
                Rose Hills Company and Kenton C. Woods. (3)
    10.14      --Employment Agreement, dated December 1, 1998 by and between
                Rose Hills Company and Gary P. Baker. (3)
    10.15      --Employment Agreement, dated March 23, 1999 by and between Rose
                Hills Company and Kimberly K. Cleaver. (3)
    10.16      --Non-Competition Agreement dated as of November 19, 1996
                between RH Mortuary Corporation and Kendall E. Nungesser. (1)
    10.17      --Non-Competition Agreement dated as of November 19, 1996
                between RH Mortuary Corporation and Dennis C. Poulsen. (1)
    10.18      --Non-Competition Agreement dated as of November 19, 1996
                between RH Mortuary Corporation and Sandy V. Durko. (2)
    10.19      --Profit Sharing/401K Plan (3)
    10.20      --Employment Agreement, dated September 1, 2000 by and between
                Rose Hills Company and Virginia C. Phillips. (5)
    10.21      --Employment Agreement, dated November 6, 2000 by and between
                Rose Hills Company and Joseph R. Schillaci. (5)
    10.22      --Employment Agreement, effective March 1, 2000 by and between
                Rose Hills Company and Dennis C. Poulsen. (4)
    10.23      --Resignation and General Release Agreement, dated December 14,
                2001, by and between Rose Hills Company and Gary Baker. (5)
    10.24      --Rose Hills Company Phantom Equity Appreciation Plan effective
                January 1, 2000 and Form of Award Agreement. (5)
    10.25      --Resignation and General Release Agreement, dated April 9, 2001 by and between Rose Hills Company and Joseph Schillaci. (6)
    10.26      --First Amendment to Credit Agreement (6)
    10.27      --Second Amendment to Credit Agreement (6)
    10.28      --Fifth Amendment to Buddhist Memorial Complex, Development and
                Use Agreement, dated April 27, 2001. (6)

   Exhibit
   Number      Description
   -------     -----------
    10.29      --Employment Agreement, dated May 9, 2001 by and between Rose
                Hills Company and Gregg M. Williamson (7)
    10.30      -- Resignation and General Release Agreement, dated January 31,
                2002 by and between Rose Hills Company and Dillis R. Ward. (8)
    12         --Statement Re-Computation of Earnings to Fixed Charges Ratio.
                (8)
    21         --Subsidiaries of Rose Hills Company (formerly known as Rose
                Hills Acquisition Corp.) (3)

(c) Reports on Form 8-K

  Implementation of SAB No. 101, Revenue Recognition in Financial Statements dated March 23, 2001.

  Change in control registrant dated January 17, 2002.
--------
(1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 (Registration No. 33-321411)
(2) Incorporated by reference from Rose Hills' Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 5, 1998
(3) Incorporated by reference from Rose Hills' Report on Form 10-K for the year ended December 31, 1999, filed on March 24, 1999
(4) Incorporated by reference from Rose Hills' Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 10, 2000.
(5) Incorporated by reference from Rose Hills' Report on Form 10-K for the year ended December 31, 2000, filed on March 28, 2001.
(6) Incorporated by reference from Rose Hills' Report on Form 10-Q for the quarter ended March 31, 2001, filed on May 15, 2001.
(7) Incorporated by reference from Rose Hills' Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001.
(8)  Filed herewith

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rose Hills Company:

  We have audited the consolidated financial statements of Rose Hills Company and subsidiaries (a wholly owned subsidiary of Rose Hills Holdings Corporation) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rose Hills Company and subsidiaries as of December 31, 2001 (Successor) and 2000 (Predecessor) and the results of the Predecessor's operations and the Predecessor's cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  As discussed in note 1 to the consolidated financial statements, effective December 31, 2001, the minority shareholder of the Rose Hills Holdings Corporation emerged from bankruptcy and acquired 100% of the outstanding common stock of Rose Hills Holdings Corporation. Accordingly, the December 31, 2001 (Successor) consolidated balance sheet reflects the parent Company's fresh-start accounting basis that has been "pushed down" as a result of this transaction. As a result of the foregoing transaction, the consolidated balance sheet as of December 31, 2001 (Successor), is presented on a different cost basis than that for the period prior to December 31, 2001 and, therefore, is not comparable.

  As discussed in note 4 to the consolidated financial statements, the Company changed its method of recognizing revenue in 2000.

                                          /s/ KPMG LLP

Los Angeles, California
March 15, 2002

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000
                                 (In thousands)

                                                                                                          Successor Predecessor
                                                                                                            2001       2000
                                                                                                          --------- -----------
                                                 ASSETS
Current assets:
 Cash and cash equivalents............................................................................... $  7,639   $  8,171
 Accounts receivable, net of allowances..................................................................   12,810     15,107
 Inventories.............................................................................................      939      1,042
 Prepaid expenses and other current assets...............................................................      738        730
 Deferred tax asset......................................................................................    8,132      3,550
                                                                                                          --------   --------
  Total current assets...................................................................................   30,258     28,600
Long term receivables, net of allowances.................................................................  182,472     12,823
Cemetery property, at cost...............................................................................   36,078     80,480
Property and equipment, net..............................................................................   83,774     53,941
Goodwill.................................................................................................   67,385    118,330
Deferred finance charges.................................................................................       --      5,777
Receivables from service trusts..........................................................................    7,942      7,323
Other assets.............................................................................................    2,535      3,187
                                                                                                          --------   --------
  Total assets........................................................................................... $410,444   $310,461
                                                                                                          ========   ========
                                  LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable and accrued liabilities................................................................ $ 13,030   $  9,759
 Current portion of long-term debt.......................................................................    9,698      7,842
                                                                                                          --------   --------
  Total current liabilities..............................................................................   22,728     17,601
Retirement plan liabilities..............................................................................    6,816      6,876
Deferred tax liability...................................................................................    4,627      3,065
Subordinated notes payable...............................................................................   76,800     80,000
Bank senior-term loan....................................................................................   52,642     61,581
Other long-term debt.....................................................................................      979      1,658
Other liabilities........................................................................................       50         50
Deferred pre-need funeral contract revenue...............................................................  172,055         --
Deferred pre-need cemetery contract revenue..............................................................    8,866     17,995
                                                                                                          --------   --------
  Total liabilities......................................................................................  345,563    188,826
Commitments and contingencies
Stockholder's equity:
 Common stock, par value of $.01. Authorized and outstanding 1,000 shares................................       --         --
 Additional paid-in capital..............................................................................   64,881    129,554
 Accumulated deficit.....................................................................................       --     (7,919)
                                                                                                          --------   --------
  Total stockholder's equity.............................................................................   64,881    121,635
                                                                                                          --------   --------
  Total liabilities and stockholder's equity............................................................. $410,444   $310,461
                                                                                                          ========   ========

          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                         Predecessor
                                                  ---------------------------
                                                    2001      2000     1999
                                                  --------  --------  -------
Sales and services:
 Funeral sales and services...................... $ 32,687  $ 32,299  $33,248
 Cemetery sales and services.....................   44,533    44,284   52,744
                                                  --------  --------  -------
  Total sales and services.......................   77,220    76,583   85,992
                                                  --------  --------  -------
Cost of sales and services:
 Funeral sales and services......................   23,770    23,712   22,345
 Cemetery sales and services.....................   34,917    31,883   34,388
                                                  --------  --------  -------
  Total cost of sales and services...............   58,687    55,595   56,733
                                                  --------  --------  -------
  Gross profit...................................   18,533    20,988   29,259
General and administrative expenses..............    7,462     7,582    7,143
Amortization of purchase price in excess of net
 assets acquired and other intangibles...........    3,662     3,704    3,707
Asset write down and other charges...............    8,160        --       --
                                                  --------  --------  -------
  (Loss) income from operations .................     (751)    9,702   18,409
Interest expense ................................  (14,725)  (16,148) (15,979)
Finance and interest income......................    3,185     3,182    2,411
Income from settlement agreement.................       --        --    2,500
                                                  --------  --------  -------
  (Loss) income before income taxes and
   cumulative effect of accounting
   change........................................  (12,291)   (3,264)   7,341
Income tax expense (benefit).....................    2,074      (377)   3,644
                                                  --------  --------  -------
Net (loss) income before cumulative effect of
 accounting change...............................  (14,365)   (2,887)   3,697
Cumulative effect of accounting change (net of
 income tax benefit of $4,862)...................       --    (7,467)      --
                                                  --------  --------  -------
  Net (loss) income.............................. $(14,365) $(10,354) $ 3,697
                                                  ========  ========  =======

          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                            Predecessor Predecessor Predecessor
                                               2001        2000        1999
                                            ----------- ----------- -----------
Cash flows from operating activities:
 Net (loss) income.........................  $(14,365)   $(10,354)    $ 3,697
                                             --------    --------     -------
 Adjustments to reconcile net (loss) income
  to net cash provided by operating
  activities:
  Depreciation and amortization............     7,613       7,977       7,675
  Amortization of deferred finance cost....     1,629       1,757       1,757
  Amortization of cemetery property........     4,626       2,967       3,840
  Provision for bad debts and sales
   cancellation............................     2,630       2,292       5,106
  Cumulative effect of change in accounting
   principle...............................        --       7,467          --
  Provision for deferred taxes.............     2,522      (5,248)      2,433
  Loss on disposal of property and
   equipment...............................       (35)          1         260
  Asset impairments........................     3,804          --          --
  Changes in assets and liabilities, net of
   effects of acquisition transaction:
   Accounts receivable.....................     1,667       3,121      (9,792)
   Inventories.............................       103         (51)        (12)
   Prepaid expenses and other current
    assets.................................        (8)         67         374
   Accounts payable and accrued
    liabilities............................     2,160        (617)     (5,891)
   Retirement plan liabilities.............       (60)       (114)       (157)
   Net deferred revenue....................    (1,435)     10,528          --
   Other assets and liabilities............       554      (5,742)     (1,384)
                                             --------    --------     -------
    Total adjustments......................    25,770      24,405       4,209
                                             --------    --------     -------
    Net cash provided by operating
     activities............................    11,405      14,051       7,906
                                             --------    --------     -------
Cash flows from investing activities:
  Capital expenditures.....................    (4,273)     (4,857)     (3,691)
  Proceeds from disposal of property and
   equipment...............................        98           4         250
                                             --------    --------     -------
   Net cash used in investing activities...    (4,175)     (4,853)     (3,441)
                                             --------    --------     -------
Cash flows from financing activities:
  Repayments of borrowings under Bank
   Credit Agreement........................    (6,953)     (3,053)     (2,000)
  (Repayments) borrowing on other long-term
   debt....................................      (147)        523      (1,452)
  Principal payments of capital lease
   obligations.............................      (662)       (647)       (508)
                                             --------    --------     -------
   Net cash used in financing activities...    (7,762)     (3,177)     (3,960)
                                             --------    --------     -------
   Net (decrease) increase in cash and cash
    equivalents............................      (532)      6,021         505
Cash and cash equivalents at beginning of
 period....................................     8,171       2,150       1,645
                                             --------    --------     -------
Cash and cash equivalents at end of
 period....................................  $  7,639    $  8,171     $ 2,150
                                             ========    ========     =======
Supplemental disclosures of cash flow
 information:
  Cash paid during the period for:
   Interest................................  $ 13,065    $ 14,401     $14,193
   Income taxes............................        --         200         200
                                             ========    ========     =======

          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                  Years ended December 31, 2001, 2000 and 1999
                    (In thousands except for share amounts)

                                           Additional                 Total
                                 Shares     paid-in   Accumulated Stockholder's
                               Outstanding  capital     Deficit      Equity
                               ----------- ---------- ----------- -------------
Balance, December 31, 1998
 (Predecessor)................    1,000     $129,554   $ (1,262)    $128,292
Net income....................       --           --      3,697        3,697
                                  -----     --------   --------     --------
Balance, December 31, 1999
 (Predecessor)................    1,000     $129,554   $  2,435     $131,989
Net loss......................       --           --    (10,354)     (10,354)
                                  -----     --------   --------     --------
Balance, December 31, 2000
 (Predecessor)................    1,000     $129,554   $ (7,919)    $121,635
Net loss......................       --           --    (14,365)     (14,365)
                                  -----     --------   --------     --------
Balance, December 31, 2001
 (Predecessor)................    1,000     $129,554   $(22,284)    $107,270
Effect of the push-down
 accounting of Alderwoods'
 fresh start accounting for
 the purchase of RH Holdings..       --      (64,673)    22,284      (42,389)
                                  -----     --------   --------     --------
Balance, December 31, 2001
 (Successor)..................    1,000     $ 64,881   $     --     $ 64,881
                                  =====     ========   ========     ========


          See accompanying notes to consolidated financial statements.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
           (A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Basis of Presentation

  Rose Hills Company (the "Company"), a Delaware corporation, is a wholly owned subsidiary of Rose Hills Holdings Corp. ("RH Holdings"). The Company was formed in 1996 for purposes of acquiring Roses, Inc., the owner and operator of the Rose Hills Mortuary and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association (the "Association") and Workman Mill Company, the owners of the real property and other cemetery assets of the Rose Hills Memorial Park (Rose Hills Cemetery). In connection with the acquisition, The Loewen Group Inc., a shareholder of RH Holdings, also caused one of its subsidiaries to contribute to the Company 14 funeral homes and 2 funeral home cemetery combination properties (the "Contributed Properties"). As a result of these acquisitions (collectively the "Acquisition Transaction"), the Company is the successor to the operations, assets and liabilities of the Rose Hills Mortuary and Cemetery (collectively, "Rose Hills") and the Contributed Properties.

  Rose Hills is the largest, single-location cemetery and funeral home combination in the United States, and the Cemetery is the largest, single-location cemetery in the United States. The Rose Hills Cemetery and the Rose Hills Mortuary have been continuously operating since 1914 and 1956, respectively. Rose Hills is situated less than 14 miles from downtown Los Angeles on approximately 1,400 acres of land near Whittier, California. In addition to Rose Hills, the Company operated 10 funeral homes, 2 funeral home cemetery combination properties and one cemetery ("Affiliates") as of December 31, 2001. Together with Rose Hills, the Affiliates constitute a strategic assembly of cemeteries and funeral homes in the greater Los Angeles area.

  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and the prevailing practices within the cemetery and mortuary industry. All significant intercompany accounts and transactions have been eliminated.

Changes in Control of Registrant

  In April 2001, the shareholders of RH Holdings reached an agreement ("Loewen Blackstone Settlement Agreement") pursuant to which Blackstone Capital Partners II Merchant Banking Fund L.P. ("Blackstone"), the beneficial owner of 80.55% of the outstanding common stock of the Company, would exercise its put right and the minority shareholder, a reorganized Loewen Group International, Inc. ("Loewen"), would acquire all of the stock of RH Holdings owned by Blackstone upon Loewen's emergence from bankruptcy. The U.S. Bankruptcy Court confirmed Loewen's reorganization plan, including the proposed acquisition of the shares of RH Holdings from Blackstone on December 5, 2001, and the plan became effective on January 2, 2002. Effective with its emergence from bankruptcy, Loewen has since been renamed the Alderwoods Group, Inc. ("Alderwoods").

  On January 3, 2002, in full satisfaction of Loewen's obligations under the put, Alderwoods delivered to Blackstone unsecured, subordinated notes in the aggregate principal amount of $24,678,571 and Alderwoods common stock with an aggregate value of $6,515,143. As a result of the delivery of the consideration, Alderwoods completed its purchase of all of the stock of RH Holdings beneficially owned by Blackstone. Upon closing of the transaction ("Alderwoods purchase transaction"), Alderwoods increased its ownership from 20.45% to 100% of the outstanding common stock of RH Holdings, thereby causing the Company to become a wholly owned subsidiary of Alderwoods. The shareholders agreement, and all other agreements, between Alderwoods and Blackstone with respect to the Company terminated as of the closing of the transaction, and Alderwoods became entitled to elect all of the directors of the Company as of such date.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  For accounting purposes, the effective date of the change in control has been determined by the Company as December 31, 2001. This is based on the fact that the U.S. Bankruptcy Court confirmed Loewen's reorganization plan, including the proposed acquisition of the shares of RH Holdings from Blackstone on December 5, 2001. Thus, Blackstone and Loewen were obligated under the put. Accordingly, the Company has recorded the push-down of Loewen's fresh start reporting in its Successor consolidated balance sheet as of December 31, 2001.

Push down Accounting Adjustments

  Since the Company has pushed-down the fresh start reporting that occurred as a result of Loewen's purchase of Blackstone's interest in the Company, the Company's Successor consolidation balance sheet as of December 31, 2001, is presented on a different cost basis than the Predecessor consolidated balance sheet as of December 31, 2000. Therefore, such statements are not comparable. The following provides a balance sheet continuity from the Company's predecessor balance sheet prior to push-down of the fresh-start reporting to the Company's "successor" balance sheet.

                                        Predecessor                 Successor
                                          Balance                    Balance
                                           Sheet      Push-down       Sheet
                                        December 31, Accounting    December 31,
                                            2001     Adjustments       2001
                                        ------------ -----------   ------------
                ASSETS
Current assets:
 Cash and cash equivalents.............     7,639           --         7,639
 Accounts receivable, net of
  allowances...........................    12,810           --        12,810
 Inventories...........................       939           --           939
 Prepaid expenses and other current
  assets...............................       738           --           738
 Deferred tax asset....................     8,132           --         8,132
                                          -------      -------       -------
  Total current assets.................    30,258           --        30,258
Long term receivables, net of
 allowances............................    10,417      172,055 (1)   182,472
Cemetery property, at cost (net).......    77,436      (41,358)(2)    36,078
Property and equipment, net............    50,522       33,252 (2)    83,774
Goodwill...............................   113,450      (46,065)(3)    67,385
Deferred finance charges...............     4,148       (4,148)(4)        --
Receivables from service trusts........     7,942           --         7,942
Other assets...........................     2,535           --         2,535
                                          -------      -------       -------
  Total assets.........................   296,708      113,736       410,444
                                          =======      =======       =======

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                        Predecessor                 Successor
                                          Balance                    Balance
                                           Sheet      Push-down       Sheet
                                        December 31, Accounting    December 31,
                                            2001     Adjustments       2001
                                        ------------ -----------   ------------
 LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable and accrued
  liabilities..........................    12,524          506 (5)    13,030
 Current portion of long-term debt.....     9,698           --         9,698
                                          -------      -------       -------
  Total current liabilities............    22,222          506        22,728
 Retirement plan liabilities...........     6,816           --         6,816
 Deferred tax liability................    10,169       (5,542)(6)     4,627
 Subordinated notes payable............    80,000       (3,200)(4)    76,800
 Bank senior-term loan.................    52,642           --        52,642
 Other long-term debt..................       979           --           979
 Other liabilities.....................        50           --            50
 Deferred pre-need funeral contract
  revenue..............................        --      172,055 (1)   172,055
 Deferred pre-need cemetery revenue....    16,560       (7,694)(7)     8,866
Stockholder's equity:
 Common stock..........................        --           --            --
 Additional paid-in capital............   129,554      (64,673)(8)    64,881
 Accumulated deficit...................   (22,284)      22,284 (8)        --
                                          -------      -------       -------
  Total stockholder's equity...........   107,270      (42,389)       64,881
                                          -------      -------       -------
  Total liabilities and stockholder's
   equity..............................   296,708      113,736       410,444
                                          =======      =======       =======

--------
(1) Amounts due from trust funds and third-party insurance companies, net of an allowance for non-deliverance by a Company owned funeral home have been included in the successor balance sheet, as further discussed in note 7.
(2) Independent appraisals were utilized to revalue unsold cemetery property, land and buildings to their fair value at the date of change in ownership. Cemetery property was reduced $41,358,000 and land and buildings and improvements were increased $25,329,000 and $7,923,000, respectively.
(3) The Company has estimated the excess of the purchase price over the fair values of identifiable net assets (goodwill) based upon a third party appraisal of the Company's enterprise value. Management also used third party appraisals to estimate the fair value of the Company's long-lived assets and cemetery inventory in the allocation of the purchase price. Based upon the third party appraisals, the Company recorded goodwill of $67,685,000.
(4) At the consummation of the change in ownership, the estimated market value of the Company's senior subordinated notes was 96% of their maturity value. Accordingly, $80,000,000 of its 9% Senior Subordinated Notes have been recorded at $76,800,000 and $4,148,000 of deferred finance charges was eliminated.
(5) The amount represents severance due to the resignation of the Company's President and Chief Executive Officer concurrent with the change of control.
(6) The net effect of the push-down accounting transactions decreased the net deferred tax liability by $5,542,000.
(7) Pre-need cemetery contracts carried on the Company's predecessor balance sheet include the sales price of unserviced and undelivered cemetery services and merchandise, net of their direct and acquisition costs. In accordance with fresh start accounting pushed down by Alderwoods, the successor Company balance sheet

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    carries obligations to perform pre-arranged cemetery services and provide cemetery merchandise at their fair value, net of their direct fulfillment costs. Deferred commission costs have been eliminated. The fair value of future cemetery services was estimated by management to be 70% of the current sales price of those services adjusted for an inflation factor and reduced by a discount rate dependant on the expected fulfillment date. The cost to deliver cemetery merchandise was obtained from independent vendors adjusted for an inflation factor and reduced by a discount rate dependant on the expected fulfillment date. Accordingly, the Company has recorded deferred pre-need cemetery revenue of $8,866,000.
(8) In April 2001, Loewen and Blackstone negotiated a settlement pursuant to which Blackstone would exercise its Put Option and Loewen would acquire all of RH Holdings common shares owed by Blackstone. The settlement agreement, which was contingent on Loewen's emergence from bankruptcy, indicated Blackstone would receive a note for approximately $24.7 million and newly reorganized Loewen (Alderwoods) common stock valued at approximately $6.6 million in full satisfaction for all Blackstone's claims in the Loewen bankruptcy. Management did not use the consideration received by Blackstone since it was an amount negotiated to settle Blackstone's claims under the Put/Call Agreement and was not based on the fair value of RH Holdings common stock. Accordingly, the Company has recorded in the push-down of the fresh start reporting, an additional paid-in capital balance of $64,881,000 that represents the Company's enterprise value in its December 31, 2001, Successor consolidated balance sheet. This enterprise value is based on an independent appraisal of the Company as of December 31, 2001.

(2) Summary of Critical and Significant Accounting Policies

Critical Accounting Policies

  (a) Cemetery Revenue Recognition

  Pre-need sales of cemetery interment rights are recognized in accordance with the guidance of Statement of Financial Accounting Standards No. 66, Accounting for the Sales of Real Estate (FAS 66). Accordingly, sales of interment rights are recognized under the full accrual method, the percentage of completion method, or the deposit method depending on the level of the buyer's down payment and any continuing involvement the Company has in developing sold property. Direct and acquisition costs of the sales are deferred and recognized concurrent with the recognition of deferred sales. Deferred sales are recognized at the time of delivery or merchandise or performance of service.

  Allowances for anticipated customer cancellations and refunds are provided at the date of sale based on management's estimate of expected cancellations using historical trends. Actual cancellation rates in the future may result in a change in estimate.

  Deferred merchandise and service sales, and their direct and acquisition costs, are recognized at the time of delivery of merchandise or performance of service.

  At-need sales of cemetery interment rights, merchandise and services are recognized when the merchandise is delivered or the service is rendered.

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

  Effective January 1, 2000, the Company changed its method of accounting for pre-need sales of cemetery products and services. See note 4.

  (b) Funeral Revenue Recognition

  Pre-arranged funeral services provide for future funeral services and are generally determined by prices prevailing at the time the contract is signed. The payments made under the contract are either placed in trust or are used to pay the premiums of third-party life insurance policies under which the Company will be designated as beneficiary. The pre-need funeral insurance policies sold by the Company are whole-life policies sold on a pre-need basis to pay for the cost of funeral services. Commissions earned are based on a combination of factors, such as the amount of funeral cost coverage sold, the age of the insured and the volume of monthly sales activity. Insurance commissions earned and related selling expenses are recognized when the insurance company accepts the policies. Except for insurance commissions and amounts not required to be trusted which are used to defray the initial costs of administration, no income is recognized until the performance of a specific funeral.

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

  At-need funeral services revenues are recognized when the service is performed.

  (c) Valuation of Long-Lived Assets

  The Company accounts for long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. In 2001, the long-lived assets of two operating locations were reduced $1,032,000 and charged to Asset Write-Down and Other Charges.

  In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. The Company does not expect the adoption of this new accounting principle to have an impact on its consolidated financial condition and results of operations.

  (d) Valuation of Goodwill

  The excess of purchase price over the fair value of identifiable net assets acquired (goodwill) is being amortized by use of the straight-line method over a 40-year period. In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. Application of the non-amortization provisions of FAS 142 for goodwill is expected to result in an increase in operating income of approximately $3.7 million in 2002. At December 31, 2001, the Company's Successor balance sheet included recorded goodwill of approximately $67,385,000. Pursuant to FAS 142, the Company will test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. The Company does not anticipate any impairment of goodwill upon the adoption of FAS 142.

Significant Accounting Policies

  (a) Use of Estimates

  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those required in the valuation of intangible assets, evaluating the impairment for long-lived assets, the recording of allowances for sales cancellations and doubtful accounts and various elements of the push-down of the fresh start accounting related to the change in control of the Company (including the valuation of purchased assets and liabilities, as well as the determination of deferred revenues). Actual results could differ from those estimates.

  (b) Cash and Cash Equivalents

  Cash and cash equivalents are comprised of cash and short-term certificates of deposit, with original maturities of three months or less.

  (c) Receivables

  Receivables due from customers for cemetery property, merchandise and services sold in advance of need are generally collected over one to seven years and bear interest at the rate of 12.75% per annum. An allowance for sales cancellations has been established to recognize that cemetery property sold in advance of need, for which a minimum down payment is received, may be subsequently cancelled. Accordingly, as of December 31, 2001 and December 31, 2000, allowance for sales cancellations totaled $2,275,000 and $2,223,000, respectively. A provision of $1,027,000, $1,717,000, and $4,685,000 was charged to cemetery sales to provide for estimated future cancellations for the years ended December 31, 2001, 2000 and 1999, respectively.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  In addition, receivables due from customers for cemetery and mortuary goods and services provided at the time of need are generally collected over a period of one to five years bearing interest at the rate of 12.75% per annum.

  An allowance for doubtful accounts has been established to recognize that a portion of these types of receivables may not ultimately be collectible. As of December 31, 2001 and 2000, the allowance for doubtful accounts totaled $273,000 and $333,000, respectively.

  Finance income earned on long-term receivables is recognized on a current basis.

  (d) Inventories

  Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value.

  (e) Cemetery Property

  Cemetery property consists of developed and undeveloped cemetery property and is valued at average cost, which is not in excess of market value. Amounts are expensed to cost of sales and services as sales of cemetery plots occur.

  (f)  Property and Equipment

  Property and equipment are valued at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

  Building and improvements.................... 10 to 40 years
  Automobiles.................................. 4 to 6 years
  Furniture, fixtures and equipment............ 10 years
  Computer hardware and software............... 3 to 6 years
  Leasehold improvements....................... Life of the asset or term of the lease, whichever is shorter

  Expenditures for maintenance and repairs are charged to operations as incurred and expenditures for replacements and betterment are capitalized.

  (g) Covenants Not to Compete

  Covenants not to compete included in "Other Assets" on the consolidated balance sheets represent amounts prepaid or the present value of future payments under noncompetition agreements with certain key management personnel of acquired operations.

  Amortization of such covenants not to compete is provided by use of the straight-line method over the terms of the relevant agreements, typically ten years. The carrying amount of the covenants not to compete was $65,000 and $512,000 as of December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, accumulated amortization of covenants not to compete was $1,945,000 and $1,726,000, respectively.

  (h) Deferred Financing Cost

  Pursuant to the original debt acquisition in 1996, deferred financing costs relating to the bank senior-term loan and the senior subordinated notes were being amortized over the life of the loan and the notes based on the

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

effective interest method. As of December 31, 2000, accumulated amortization of these costs was $6,721,000. Commensurate with the change in control, the Company's debt was revalued based on market conditions and the unamortized deferred financing costs were eliminated.

  (i) Income Taxes

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

  (j) Fair Value of Financial Instruments

  The carrying value of the Company's debt instruments approximates fair value that is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

  (k) Earnings (Loss) per Share

  Earnings (loss) per share have not been included, as the Company is a wholly owned subsidiary.

  (l) Reclassifications

  Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the 2001 presentation.

(3) Asset Write Downs and Other Charges:

Disposition of Funeral Homes

  In 2001, the Company began assessing the long-term term prospects of certain Contributed Properties including their fit with the Rose Hills Cemetery and Mortuary and the effectiveness of clustering synergies. Based on this assessment, the Company determined that four of the Contributed Properties did not fit the Company's long-term market strategy. In June 2001, the Company completed disposition of these four locations, which included sub-leasing three locations, and leasing one owned location to independent funeral operators. In connection with the disposition of these four locations, the Company restructured its Affiliate operations and terminated approximately 40 employees. The Company recorded a charge of $1.7 million ($1.1 million non cash charges relating to the write-off of goodwill and other assets and $.6 million in severance pay and lease termination costs) in 2001. As of December 31, 2001, $0.3 million remains in the lease termination provision.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Asset Impairment of Long-lived Assets

  In the fourth quarter of 2001, the Company determined that Affiliate locations had suffered asset impairments due to market conditions. The Company recorded a $2.1 million non-cash charge for the write-off of goodwill and other assets.

Change in Control Compensation Agreements

  Pursuant to the Phantom Equity Plan, the consummation of the change in control discussed in note 1, triggered an additional $1,354,000 bonus award commitment by the Company to certain members of the Company's management. The incremental amount was recorded in the 2001 Statement of Operations and paid on January 3, 2002.

Land Movement

  As more fully discussed in note (20), during 2001 the Company recorded $3.0 million for remediation and related costs to be incurred in connection with the land movement in a portion of the Rose Hills Memorial Park.

  The following table below sets forth the impact to the statement of operations for those amounts indicated in the notes above:

                                                                 Asset write
                                                                  down and
                                                                other charges
                                                                -------------
     Disposal of Affiliates--Goodwill and other assets write-
      off......................................................    $1,075
     Disposal of Affiliates--Severance and other cash
      payments.................................................       285
     Provision for loss on Lease Arrangements..................       327
     Asset Impairments ........................................     2,119
     Phantom Equity Plan--Change in Control Provision..........     1,354
     Land Movement ............................................     3,000
                                                                   ------
                                                                   $8,160
                                                                   ======

(4) Change in Accounting Principles

  In response to the issuance of Staff Accounting Bulletin No. 101 (SAB 101) and consultation with the U.S. Securities Exchange Commission, the Company changed the following accounting principles effective January 1, 2000:

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

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The cumulative effect of these changes in accounting principles on prior years resulted in $12,329,000 decrease in net earnings before taxes and $7,467,000 decrease in net earnings after taxes. The Company realized cemetery sales and services revenue of $2,152,000 and $1,324,000 during the years ended December 31, 2001 and 2000, respectively, that were previously included in the cumulative effect of accounting change (pre-tax) as of January 1, 2000.

(5) Prepaid Expenses and Other Current Assets

  Prepaid expenses and other current assets consist of the following at December 31, 2001 and 2000 (in thousands):

                                                           Successor Predecessor
                                                             2001       2000
                                                           --------- -----------
     Deposits.............................................   $397       $238
     Prepaid expenses.....................................    223        282
     Prepaid insurance....................................    118        210
                                                             ----       ----
       Prepaid expenses and other current assets..........   $738       $730
                                                             ====       ====

(6) Property and Equipment

  Property and equipment consist of the following at December 31, 2001 and 2000 (in thousands):

                                                           Successor Predecessor
                                                             2001       2000
                                                           --------- -----------
     Land.................................................  $33,590    $ 8,261
     Buildings and improvements...........................   42,958     41,980
     Furniture, fixtures and equipment....................    4,342      7,798
     Vehicles.............................................    1,159      3,324
     Computers and computer software......................      898      5,568
     Construction in progress.............................      827        258
                                                            -------    -------
       Total property and equipment.......................   83,774     67,189
     Less accumulated depreciation........................       --     13,248
                                                            -------    -------
       Property and equipment, net........................  $83,774    $53,941
                                                            =======    =======

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(7) Long-term Receivables

  The balance in long-term receivables represents amounts due from customer receivables beyond one year and related allowance for doubtful accounts, funeral trust funds less an allowance for cancellations and non-fulfillment, insurance companies for unperformed, price guaranteed, pre-need funeral contracts and allowance for cancellations and non-fulfillment, and unearned finance income. The components of accounts receivable in the consolidated balance sheets are as follows:

                                                        Successor  Predecessor
                                                          2001        2000
                                                        ---------  -----------
     Funeral installment contracts..................... $   1,416    $   935
     Allowance for doubtful accounts...................      (135)      (250)
     Pre-need cemetery installment contracts...........    11,117     14,171
     Allowance for cancellations and refunds...........    (1,087)    (1,499)
     Amounts receivable from funeral trusts............     5,083         --
     Amounts receivable from third-party insurance
      companies........................................   170,484         --
     Allowance for cancellations and non-fulfillment--
      funeral trusts and insurance companies...........    (3,512)        --
     Unearned finance income...........................      (894)      (534)
                                                        ---------    -------
                                                        $ 182,472    $12,823
                                                        =========    =======

  For funeral and cemetery installment contracts, an allowance for cancellations and refunds is provided at the date of sale based on management's estimates.

  Amounts receivable from funeral trusts represent the proceeds deposited in the funeral trust funds. Amounts receivable from third party insurance companies represent the value of the unserviced policies. An allowance for cancellations and non-fulfillment by company-owned funeral homes is provided at the date of sale based upon management's estimates. The company will receive these amounts when the contracted services are performed.

(8) Accounts Payable and Accrued Liabilities

  Accounts payable and accrued liabilities consist of the following at December 31, 2001 and 2000 (in thousands):

                                                          Successor Predecessor
                                                            2001       2000
                                                          --------- -----------
     Trade payables......................................  $ 2,028    $1,865
     Taxes payable.......................................    2,529     3,297
     Accrued payroll costs...............................    1,610     1,110
     Accrued interest....................................    1,245     1,346
     Phantom equity......................................    2,507       552
     Land movement.......................................    1,970        --
     Other accrued expenses..............................    1,141     1,589
                                                           -------    ------
                                                           $13,030    $9,759
                                                           =======    ======

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(9) Derivative Financial Instruments

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

  The Company has entered into interest rate Collar Agreements, which effectively set maximum and minimum interest rates on the principal amount of Senior Debt (note 12), ranging from a floor of 5.5% (the Company would pay 5.5% even if rates fall below that level) to a maximum or cap of 6.5% through December 2000. The Collar Agreement was based on three-month LIBOR. The Collar Agreement expired in December 2000. There were no derivative financed instruments outstanding as of December 31, 2001.

(10) Cemetery Funds

  (a) Endowment Care Fund

  The Company, pursuant to state law, has placed the cemeteries under endowment care. Therefore, when cemetery property is sold, an endowment care charge is made for which a minimum amount is statutory. Charges are payable to the Endowment Care Fund (the Fund), a separate 501(c)(13) organization, when the total sales contract amount has been collected. Since a substantial portion of pre-need cemetery property sales is made on an installment basis, many of the charges are not due currently. Generally, the installment receivables, including late charges, are collectible within one to seven years. As of December 31, 2001 and 2000, amounts owed to the Funds, but not yet due or collected from customers, amounted to $1,745,000 and $1,742,000, respectively. The Funds' assets are invested under the direction of the Board of Trustees of the Funds. The principal of the funds generally cannot be withdrawn by the Company and therefore is not included on the consolidated balance sheet. The change in net assets of the Funds, net of amounts required to be withheld under state law, is paid by the Funds to the Company and is used for the care, maintenance and embellishment of the cemeteries. As allowable by state law, a portion of the undistributed capital gains of the Funds has been reserved and is available to the Company at the discretion of the Trustees for future maintenance, repair or restoration of property or embellishment. The amounts earned by the Funds and transferred to the Company are reported as cemetery revenues in the consolidated statements of operations and amounted to $3,616,000, $3,814,000 and $3,770,000 for the years ended December 31, 2001, 2000 and 1999 respectively.

  Total assets of the Funds are $64,586,000 and $63,671,000 at December 31, 2001 and 2000, respectively, and consist primarily of cash and investments carried at market value. Total liabilities of the Funds are $293,000 and $837,000 at December 31, 2001 and 2000, respectively, and consist primarily of amounts payable to the Company. Total net assets of $64,292,000 and $62,834,000 at December 31, 2001 and 2000, respectively, resulted primarily from Funds' deposits received or receivable from customers, capital gains (net of transfers to reserves) and holding losses experienced by the Funds.

  (b) Special Care Funds

  In 1998, the Company established Cemetery Special Care Funds (SCF) pursuant to state law for the investment of proceeds from the sale of pre-need cemetery services and merchandise. The Company's policy is to voluntarily set aside in trust, 100% of the pre-need cemetery service revenue when the contracts are paid in full. American Funeral and Cemetery Trust Services is the trustee of the Special Care Funds.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Total assets of the SCF are $10,779,000 and $11,260,000 at December 31, 2001 and 2000, respectively, and consist primarily of cash and investments carried at market value. Total liabilities of the SCF are $786,000 and $508,000 at December 31, 2001 and 2000, respectively, and consist of amounts payable to the Company. Total net assets of $9,993,000 and $10,752,000 at December 31, 2001 and 2000 respectively, resulted primarily from SCF deposits received or receivable from customers, capital gains (net of transfers to reserves) and holding losses experienced by the SCF's.

(11) Pre-need Funeral Service Debentures

  From 1960 to 1975, the Association (the predecessor cemetery) sold pre-need funeral service debentures at face amounts under subscription agreements, which provided for the collection of the amount on an installment basis. Debentures were issued in denominations of $125 each when installments of the amount were collected. As of December 31, 2001 and 2001, the debentures subscribed pursuant to the subscription agreements amounted to less than $10,000. The Company may redeem the debentures at any time prior to maturity at the face amount or the holders thereof may at any time apply the debentures to the purchase price of funeral services and arrangements furnished by the Company.

  Additionally, the subscription agreements may be canceled at any time by either the Company or the subscriber. Interest on the debentures is calculated at the rate of 3% per annum, is payable semiannually and continues to accrue on debentures not presented for payment on their maturity date.

  Under the indenture and supplemental indentures, as amended, the Company is required to make payments to a trustee of the fund to be used for the retirement of the debentures at maturity or upon their application to the purchase price of funeral services. Initial funding payments in amounts equal to 25% of the face amount of debentures being issued were required at the time of issuance. The issued and outstanding debentures at December 31, 2001, equaling $515,000, have matured.

(12) Income Taxes

  The provision for income tax expense (benefit) is as follows (in thousands):

                                            Predecessor Predecessor Predecessor
                                               2001        2000        1999
                                            ----------- ----------- -----------
     Current:
      Federal..............................   $ (474)     $    --     $  792
      State................................       26           15        419
                                              ------      -------     ------
       Total current.......................     (448)          15      1,211
                                              ------      -------     ------
     Deferred:
      Federal..............................    2,375       (4,676)     2,105
      State................................      147         (578)       328
                                              ------      -------     ------
       Total deferred                          2,522       (5,254)     2,433
                                              ------      -------     ------
     Total income tax expense (benefit)....   $2,074      $(5,239)    $3,644
                                              ======      =======     ======

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Differences between the provision for income tax expense (benefit) (exclusive of the tax benefit related to the cumulative effect of the accounting change) and income tax expense (benefit) at the statutory Federal income tax rate are as follows (in thousands):

                                          Predecessor Predecessor Predecessor
                                             2001        2000        1999
                                          ----------- ----------- -----------
     Expected federal tax (benefit)
      expense............................   $(4,179)    $(1,110)    $2,496
     Net tax effects of:
      Goodwill amortization..............       703         702        712
      State taxes, net of federal
       benefit...........................      (717)       (190)       428
      Change in valuation allowance......     6,190          --         --
      Other..............................        77         221          8
                                            -------     -------     ------
       Actual income tax expense
        (benefit)........................   $ 2,074     $  (377)    $3,644
                                            =======     =======     ======

  The components of the net deferred tax balances at December 31, 2001 and 2000 are as follows (in thousands):

                                                          Successor Predecessor
                                                            2001       2000
                                                          --------- -----------
     Deferred tax assets:
      Operating reserves................................   $ 1,358    $  735
      Retirement benefits...............................     1,537     1,486
      Tax basis over book value resulting from push-down
       of fresh-start accounting........................    18,127        --
      Asset write downs.................................     1,034        --
      Net operating loss................................     6,190     2,998
      Deferred revenue and other........................       626     3,805
                                                           -------    ------
       Total deferred tax assets before valuation
        allowance.......................................   $28,872    $9,024
                                                           -------    ------
     Valuation allowance................................    (6,190)       --
                                                           -------    ------
     Total deferred tax assets after valuation
      allowance.........................................    22,682        --
                                                           -------    ------
     Deferred tax liabilities:
      Acquisition step up...............................        --    (3,607)
      Tax basis over book value resulting from push-down
       of fresh-start accounting........................   (13,697)       --
      Debt discount.....................................    (1,275)       --
      Goodwill amortization.............................        --    (3,131)
      Depreciation......................................    (4,205)   (1,801)
                                                           -------    ------
       Total deferred tax liability.....................   (19,177)   (8,539)
                                                           -------    ------
       Net deferred (liability) tax asset...............   $ 3,505    $  485
                                                           =======    ======

  As of December 31, 2001, the Company has established a $6.2 million valuation allowance related to the entire net operating loss carry forward available to the Company at that time. There was no valuation allowance as of December 31, 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

which those temporary differences become deductible, or the NOLs can be used. We consider scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible and the NOLs can be used, and the change of ownership accounted for as of December 31, 2001, and the potential limitation imposed on the utilization of the Company's NOLs resulting from that change, management believes it is more likely than not that the benefits of these Net Operating Loss carry forwards will not be utilized by the Company.

(13) Related Party Transactions

  (a) Administrative Services Agreement

  In connection with the Acquisition, the Company engaged Loewen to provide certain administrative services and to share certain resources pursuant to an Administrative Services Agreement. The services to be provided by Loewen under the Administrative Services Agreement included: accounting services, computer, telecommunications, general operations support, legal services, environmental compliance, regulatory compliance, employee training and corporate development. In addition, Loewen agreed to provide management expertise in planning MIS, sales, tax, and fund management strategy. The Company also planned to benefit under the Administrative Services Agreement from access to some of Loewen's vendor agreements.

  As compensation for services provided under the Administrative Services Agreement, Loewen was entitled to receive from the Company a fee (the "Administrative Services Fee"), payable monthly in arrears and in an aggregate annual amount equal to $334,000 for the first year following the Acquisition Closing Date and $250,000 for the second year following the Acquisition Closing Date, to be increased by 2.5% for each year thereafter until the termination of the Administrative Services Agreement. The Company was also generally required (in certain cases, subject to approval in advance by Blackstone) to reimburse Loewen for all out-of-pocket costs and expenses incurred by it from third parties in connection with performing the administrative services described in the Administrative Services Agreement. The Company recorded and paid $250,000 during fiscal 1998 and recorded $289,000 during fiscal 1999 in Administrative Services Fees under the Administrative Services Agreement.

  In July 1999, the Company began proceedings to terminate the Administrative Services Agreement due to a disagreement between Loewen and the Company with respect to the value of services rendered by Loewen under the Agreement. On February 4, 2000, the Company filed a motion in U.S. Bankruptcy Court for an order setting a deadline for Loewen to assume or reject the Administrative Services Agreement. On March 4, 2000, the parties agreed at a hearing to resolve the motion through a stipulation and order. As a result of the order, effective March 1, 2000, the Company was no longer obligated to pay Loewen for administrative services under the Administrative Services Agreement until such time as Loewen exercised its right to assume the Administrative Services Agreement or the Company requested that services be performed thereunder.

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

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The Administrative Service Agreement terminated on the effective date of the Alderwoods Purchase Transaction.

  (b) Escrow Transaction

  The Company and Loewen were involved in a dispute with respect to the right to receive proceeds arising from the sale of a vacant parcel of land to an unrelated party in October 1999. The Company maintained that it was the legal owner of the Property, and as such, that the Company was entitled to receive the sale proceeds. Loewen disputed the Company's contention, and the sale proceeds of approximately $936,000 remained in escrow pending resolution of the dispute.

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

  (c) Monitoring Fee

  In connection with the Acquisition Transaction, Blackstone received a monitoring fee (the Monitoring Fee) equal to $250,000 per annum (subject to increases for inflation) from the Company. The Company has expensed the Monitoring Fee of $250,000 for December 31, 2001, 2000 and 1999. Effective upon the consummation of the change in control, the Company is no longer required to pay the annual Monitoring Fee.

  (d) Insurance Commissions

  In 1999, the Company earned insurance commissions totaling approximately $482,000 from a subsidiary of Loewen. Effective May 1999, the Company changed back to an unrelated insurance provider. As of December 31, 2001 the Company has $8,262,000 of deferred pre-need funeral insurance contract revenue and pre-need funeral insurance contract receivable.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(14) Long-Term Debt

  Long-term debt consists of the following at December 31, 2001 and 2000 (in thousands):

                                                         Successor  Predecessor
                                                           2001        2000
                                                         ---------  -----------
     Borrowings outstanding under Bank Credit
      Agreement, due November 2003.....................  $ 61,581    $ 68,534
     9.5% Senior subordinated notes due November 15,
      2004, with an effective interest rate of 11.13%
      net of unamortized discount of $3.2 million......    76,800      80,000
     Notes payable and liabilities under noncompete
      agreements bearing interest at rates ranging from
      7.46% to 9%. The notes and noncompete agreements
      have variable maturities ranging from 2002
      through 2007                                            851       1,101
     Capital lease obligations.........................       887       1,446
                                                         --------    --------
                                                          140,119     151,081
     Less current portion..............................    (9,698)     (7,842)
                                                         --------    --------
       Long-term debt..................................  $130,421    $143,239
                                                         ========    ========

  At December 31, 2001, annual maturities of long-term debt consisted of the following (in thousands):

     Year ending December 31:
     2002............................................................ $  9,698
     2003............................................................   53,153
     2004............................................................   77,145
     2005............................................................       47
     2006............................................................       19
     Thereafter......................................................       57
                                                                      --------
                                                                      $140,119
                                                                      ========

  The Company has a credit agreement (the Bank Credit Agreement) with a group of financial institutions in Canada and the United States, which provides for
(1) a senior secured amortization extended term loan facility (the Bank Term Facility) in an aggregate principal amount of $75.0 million and (2) a senior secured revolving credit facility (the Revolving Credit Facility) in an aggregate principal amount of $25.0 million, a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. Effective May 2, 2001, the Company amended the Revolving Credit Facility reducing the aggregate principal amount available to $10.0 million and extending its maturity date to April 1, 2003. Borrowings under the Revolving Credit Facility must be fully paid for a minimum period of 30 days for each 12-month period ending December 1.

  The Bank Credit Agreement contains certain affirmative and negative covenants customary for this type of agreement and is guaranteed by the Company, its subsidiaries and RH Holdings. All such guarantees are secured by a first priority security interest of the capital stock of the Company and each subsidiary and all inter-company receivables. The Company is required to maintain certain defined financial ratios. The Company was in compliance with all such requirements at December 31, 2001.

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

  As of December 31, 2001, the Company was paying interest at the Adjusted Eurodollar Rate (1.9375%) plus 3.0% on its outstanding borrowings under the Bank Term Facility. Additionally, the Company had entered into interest rate Collar Agreements to limit its interest rate risk. Pursuant to the terms of the interest rate Collar Agreements, the minimum and maximum Base Rate or Adjusted Eurodollar interest rates range from 5.5% to 6.5%, respectively, for the period from January 2, 1997 through December 1, 2000.

  Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at the Base Rate plus 1.75%, or the Adjusted Eurodollar Rate plus 2.75%. The Company pays a commitment fee of .5% on the unused portion. The Revolving Credit Facility is payable in full at maturity, with no prior amortization. As of December 31, 2001, the Company had no borrowings under the Revolving Credit Facility.

  The Company has face value $80.0 million of 9.5% senior subordinated notes payable due November 15, 2004 (the Notes). There are no sinking fund requirements on the Notes and they may not be redeemed until November 2000. At such date, they are redeemable at 104.75% of principal amount, plus accrued and unpaid interest, if any, to the redemption date, and thereafter, at an annually declining premium over par until November 2003, when they are redeemable at par. The indenture limits the payment of dividends and repurchase of capital stock, and includes certain other restrictions on indebtedness and limitations customary with subordinated indebtedness of this type. The Company is in compliance with all such requirements as of December 31, 2001.

  The Company assumed liabilities under notes payable and non-compete agreements from the Satellite Properties. The notes payable are secured by land and bear interest at rates ranging from 7.46% to 8.00%. The non-compete agreements consist of the net present value of future payments discounted at 9.00%.

(15) Retirement Plans

  The Company has a defined benefit plan, a defined contribution plan, supplemental employee retirement plan (SERP) and a retirement plan for the Board of Trustees. All plans except for the defined contribution plan are frozen. As a result of the change in control effective December 31, 2001, the Company has eliminated any unrealized gain or loss in the change in funded status footnotes.

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

  The change in benefit obligation included the following components (in thousands):

                                                         Predecessor Predecessor
                                                            2001        2000
                                                         ----------- -----------
     Benefit obligation at January 1....................  $ 10,688    $ 10,285
     Service cost.......................................        --          --
     Interest cost......................................       763         768
     Actuarial loss ....................................     1,722         201
     Benefits paid......................................      (616)       (566)
                                                          --------    --------
     Benefit obligation at December 31..................  $ 12,557    $ 10,688
                                                          ========    ========

  The change in plan assets included the following components (in thousands):

                                                         Predecessor Predecessor
                                                            2001        2000
                                                         ----------- -----------
     Fair value of assets at January 1..................  $ 11,745    $ 11,386
     Actual return on plan assets.......................       849         925
     Employer contribution..............................        --          --
     Benefits paid......................................      (616)       (566)
                                                          --------    --------
     Fair value of assets at December 31................  $ 11,978    $ 11,745
                                                          ========    ========

  The change in funded status included the following components (in thousands):

                                                          Successor  Predecessor
                                                            2001        2000
                                                         ----------- -----------
     Benefit obligation.................................  $(12,557)   $(10,688)
     Plan assets at fair value..........................    11,978      11,745
     Unrecognized net actuarial gain....................        --        (961)
                                                          --------    --------
     (Accrued) Prepaid pension cost.....................  $   (579)   $     96
                                                          ========    ========

  The net pension cost included the following components (in thousands):

                                                                Predecessor
                                                               ----------------
                                                               2001  2000  1999
                                                               ----  ----  ----
     Service cost--benefits earned during the period.......... $ --  $ --  $ --
     Interest cost on projected benefits obligations..........  763   768   749
     Expected earnings on plan assets......................... (746) (723) (729)
     Gain ....................................................   (3)
                                                               ----  ----  ----
       Total net periodic pension cost........................ $ 14  $ 45  $ 20
                                                               ====  ====  ====

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.25% and 7.50% for 2001 and 2000, respectively. The expected long-term rate of return on assets was 6.50% for 2001 and 2000.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  (b) Defined Contribution Plan

  The Company also has a defined contribution plan, which has been qualified under Section 401(k) of the Internal Revenue Service Code (the Savings Plan). During 1995, the predecessor mortuary received a favorable letter of determination from the Internal Revenue Service regarding the Savings Plan. The Savings Plan permits participation by all employees of the Company who have completed six months of continuous service, subject also to their entry into the Savings Plan on enrollment dates of January 1 or July 1 of each year. Participants may defer up to 15% of their compensation (subject to certain limitations). In addition to the amount of compensation deferred by participants, the Company matches 50% of up to $4,000 contributed per year per participant. Additionally, the Company may contribute to the Savings Plan for each Plan year, beginning with the Plan year beginning January 1, 1997, such amounts as the Board of Directors shall determine in its sole discretion. The Company's contribution to this Savings Plan on behalf of the participants amounted to $446,000, $486,000 and $472,000, for the year ended December 31, 2001, 2000 and 1999 respectively.

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

  The change in SERP benefit obligation included the following components (in thousands):

                                                         Predecessor Predecessor
                                                            2001        2000
                                                         ----------- -----------
     Benefit obligation at January 1....................   $4,084      $3,846
     Interest Cost......................................      300         291
     Actuarial loss.....................................      546         122
     Benefits paid......................................     (175)       (175)
                                                           ------      ------
       Benefit obligation at December 31................   $4,755      $4,084
                                                           ======      ======

  The change in SERP plan assets included the following components (in thousands):

                                                         Predecessor Predecessor
                                                            2001        2000
                                                         ----------- -----------
     Fair value of assets at January 1..................   $   --      $   --
     Employer contributions.............................      175         175
     Benefits paid......................................     (175)       (175)
                                                           ------      ------
       Fair value of assets at December 31..............   $   --      $   --
                                                           ======      ======

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The change in SERP funded status included the following components (in thousands):

                                                           Successor Predecessor
                                                             2001       2000
                                                           --------- -----------
     Benefit obligation...................................  $(4,755)   $(4,084)
     Unrecognized net actuarial gain......................       --     (1,262)
                                                            -------    -------
       Accrued pension cost...............................  $(4,755)   $(5,346)
                                                            =======    =======

  The net SERP pension cost included the following components (in thousands):

                                                                Predecessor
                                                               ----------------
                                                               2001  2000  1999
                                                               ----  ----  ----
     Service cost at end of year.............................. $ --  $ --  $ --
     Interest cost............................................  300   291   282
     Gain.....................................................  (34)  (40)  (18)
                                                               ----  ----  ----
       Total net pension cost................................. $266  $251  $264
                                                               ----  ----  ----

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.50% and 7.50% for 2001 and 2000, respectively. The expected long-term rate of return on assets was 6.50% for 2001 and 2000.

  To fund the SERP obligations, the Company has procured whole-life insurance policies. The Company is the owner and beneficiary of these policies with an aggregate face amount of $7.0 million. The cash surrender value of the Company's share of the policies is reflected in the consolidated balance sheets under other assets and amounted to $2,403,000 and $2,021,000 as of December 31, 2001 and 2000, respectively.

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

  The change in benefit obligation included the following components (in thousands):

                                                         Predecessor Predecessor
                                                            2001        2000
                                                         ----------- -----------
     Benefit obligation at January 1....................   $1,530      $1,726
     Service cost.......................................       --          --
     Interest cost......................................      104         120
     Actuarial loss.....................................      125          34
     Benefits paid......................................     (373)       (350)
                                                           ------      ------
       Benefit obligation at December 31................   $1,386      $1,530
                                                           ======      ======

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The change in plan assets included the following components (in thousands):

                                                         Predecessor Predecessor
                                                            2001        2000
                                                         ----------- -----------
     Fair value of assets at January 1..................    $ --        $ --
     Employer contributions.............................     373         350
     Benefits paid......................................    (373)       (350)
                                                            ----        ----
       Fair value of assets at December 31..............    $ --        $ --
                                                            ====        ====

  The change in funded status included the following components (in thousands):

                                                           Successor Predecessor
                                                             2001       2000
                                                           --------- -----------
     Benefit obligation...................................  $(1,386)   $(1,530)
     Unrecognized net actuarial loss......................       --        302
     Additional liability.................................       --       (302)
                                                            -------    -------
       Accrued pension cost...............................  $(1,386)   $(1,530)
                                                            =======    =======

  The net pension cost included the following components (in thousands):

                                                                  Predecessor
                                                                 --------------
                                                                 2001 2000 1999
                                                                 ---- ---- ----
Service cost at end of year                                      $ -- $ -- $ --
Interest cost...................................................  104  120  122
Gain............................................................   --   16   16
Prior service cost..............................................   --   --   --
                                                                 ==== ==== ====
  Total net pension cost........................................ $104 $136 $138
                                                                 ==== ==== ====

  The weighted average discount rate used in determining the actual present value of the projected benefit obligation was 6.50% for 2001 and 7.50% for 2000.

  (e) Deferred Compensation

  Certain retired senior executives of the Association participated in a nonqualified supplemental deferred compensation program. Per terms of the Asset Purchase Agreement, the Company has assumed this liability. Annual payments are immaterial and are expensed as paid.

(16) Funeral Service Trust Agreements

  The Company sells, on a limited basis, Funeral Service Trust Agreements to consumers (the "Trustor"). These trust agreements are sold generally on an installment basis and funds derived therefrom earn income subject to certain limitations. Trusts may be terminated at any time with all principal and accumulated net income being distributed to the Trustor. The Trustor may at any time apply the trust amount to the purchase price of funeral services and arrangements furnished by the Company and/or to cemetery property, services and commodities provided by the Association. The amounts relating to these trusts are included in the accompanying consolidated financial statements as long-term receivables; administration fees earned by the Company are reflected in the consolidated statements of income.

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(17) Commitments under Lease Agreements

  As of December 31, 2001, the future minimum lease obligation pursuant to operating lease agreements is summarized as follows (in thousands):

                                                                       Operating
                                                                        leases
                                                                       ---------
     Year ending December 31:
      2002............................................................   $616
      2003............................................................    279
      2004............................................................     50
                                                                         ----
     Total minimum lease obligation...................................   $945
                                                                         ====

  Rental expense under operating lease agreements for the years ended December 31, 2001, 2000 and 1999 was $827,000, $877,000 and $856,000, respectively.

(18) Purchase Commitments

  In September 1992, the cemetery that existed prior to the Company (the Association) and the local County Sanitation District (the District) entered into an agreement (the Agreement) whereby the Association agreed to construct a reclaimed water storage reservoir (the Reservoir) with a capacity of 1.2 million gallons, one-half of which would be made available to the District for its use at a site located adjacent to the cemetery. The cost of the Reservoir, which was completed during 1994, totaled $471,000. The Company is obligated, under this Agreement, as successor to the Association.

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

  The District agreed to construct a reclaimed water transmission system to transport reclaimed water from its existing water reclamation plant to the Company's Reservoir. The reclaimed water transmission system was completed in 1997. The Company has agreed to pay its proportionate share of the capital costs incurred by the District in constructing the reclaimed water transmission system. Such proportionate share will be determined based on the percentage of peak flow design capacity required by the Company to the total peak flow design capacity of the transmission facilities. The Company's proportionate share is $2,000,000, which is being paid in $34,500 ($138,000 annualized) quarterly installments over a 20 year period, which began in July 1998.

  The Company and the District have also agreed to reimburse the other for operating and maintenance costs associated with the Reservoir and the reclaimed water transmission system based on criteria outlined in the Agreement.

(19) Commitments and Other Matters

  (a) Transaction with the International Buddhist Progress Society

  During 1994, the predecessor cemetery sold the exclusive interment rights on an undeveloped parcel of land located on the property to the International Buddhist Progress Society (IBPS), an unrelated organization. In

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

exchange for the interment rights, IBPS agreed to pay the predecessor cemetery $1,405,000, of which $160,000 was received as a deposit during 1994. It was determined that because, among other matters, the interment rights were sold on a parcel of land that was not ready for the purpose for which it was sold, the earnings process was not complete and revenue and expense recognition relating to the transaction should be deferred until such time IBPS has completed a significant portion of the project. In 1999, the construction of the columbarium was completed and ready for inurnments. Accordingly, the Company recorded the sale in the fourth quarter of 1999. The $1,245,000 unpaid portion of the sales price is to be paid in quarterly installments beginning April 2000 with the final payment due January 2003. The unpaid balance of that receivable at December 31, 2001 was $445,000.

  In April 2001, IBPS exercised its option and purchased the 2.7 acre site for $2.0 million in cash at the time of the transaction.

  (b) General

  The Company has employment agreements with its executive officers, the terms of which expire at various dates. Such agreements provide for minimum salary levels, as well as incentive bonuses, which are payable if specified management goals are attained.

  (c) Phantom Equity Appreciation Plan

  In June 2000, the Board of Directors of the Rose Hills Company met in a special session and approved the Rose Hills Phantom Equity Appreciation Plan
(Plan). The purpose of the Plan is to promote the interests of the Company and its stockholders by attracting and retaining officers and other key employees and motivate such individuals to maximize stockholder value by awarding opportunities based upon future appreciation in the value of the Company.

  The Plan established a bonus pool, the aggregate amount of which shall be equal to ten (10) percent of the excess of (i) the product of six times EBITDA for the exit year of the Plan (2003) over the product of six times EBITDA for the base year of the Plan (1997), and (ii) all debt for the exit year of the Plan over the base year. Under the terms of the Plan a "Committee" was formed consisting of three Board Members to administer, interpret, and make individual awards under the Plan. The Plan contains annual vesting provisions based on time and performance measures. Vesting accelerates upon a change in control where any party acquires over 50% of the outstanding stock of Rose Hills Holdings, Corp. The bonus pool is fixed at $2.5 million in the event of a change in control. The U.S. Bankruptcy Court confirmed Loewen's reorganization plan, including the proposed acquisition of shares of Holdings from Blackstone on December 5, 2001, and the reorganization plan became effective on January 2, 2002. As of December 31, 2001, the Company accrued the $2.5 million bonus pool in the statement of operations. Effective upon completion of the transaction, the Company paid $2.4 million in aggregate compensation to certain members of the Company's management under the Company's phantom equity appreciation plan.

(20) Contingencies

  The Company is involved in certain matters of threatened and filed litigation, none of which, in the judgment of management, will have a material impact on its consolidated financial position or results of operations.

Environmental Issues

  Environmental audits of the Company's various properties were conducted in connection with the Acquisition Transaction. Management is aware of certain areas within the Cemetery that have required and may

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

in the future require remediation, including a solid waste disposal area that previously was used to dump rubbish, green waste and used motor oil in the 1970's. The Company believes that Rose Hills Foundation (Foundation), an unaffiliated company that is the successor to the Association, is obligated to pay for or otherwise indemnify the Company for the remediation costs associated with this area pursuant to the terms of an Environmental Compliance Agreement entered into at the time of the Acquisition Transaction. To date, the Rose Hills Foundation has taken charge of the investigation and remediation of the areas, including installing a cap on the area. In the past the Company and the Foundation have disagreed about the amount of work required to remedy the situation. As a result, the Company retained its own outside technical consultant to further investigate the solid waste disposal area to determine what risks, if any, the solid waste disposal area poses for the Company, and to quantify such risks. The Foundation has recently submitted a report, which incorporated the findings of the Company's consultant findings, to the local regional water quality control board (Water Board), concluding that the capping has been successful and requesting that the water board issue a closure letter for the disposal area. The Water board is the agency overseeing the remediation. However, no assurance can be given that the Water Board will agree with the Foundation's conclusions and issue a letter closing the area, or whether the Water Board will require additional work or monitoring.

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

Land Movement

  During August and September 2000, the Company discovered that there had been some land movement in a portion of Rose Hills Cemetery. The affected area represents approximately 13 acres of the Cemetery's approximately 1,425 total acres, and consists of approximately 12,000 interment sites. The Company hired an outside geo-technical and engineering consultant to study the affected area, to identify the underlying cause and the extent of the land movement, and to make recommendations with regard to both short-term and long-term remediation and stabilization measures. Pending the Company's receipt of the engineer's report, the Company undertook various remediation measures including the installation of additional dewatering wells to improve water drainage conditions in the affected area.

  The Company's consultants advised that the affected area could continue to move, particularly in the event of heavy rainfall during the winter months. Accordingly, during October 2000, the Company began to take some intermediate remediation measures, including the installation of additional dewatering wells in the affected area and the relocation to other areas of the Cemetery (at the Company's expense) of approximately 140 interred remains that were in the most severely impacted portion of the affected area. Such expenses could increase if significant further movement is detected in the affected area or if additional families request the relocation of interred remains from the affected area. As of January 31, 2002, the Company had relocated, at its expense, approximately 900 interred remains from the affected areas to other areas of the Cemetery.

  The engineering firm delivered a preliminary report to the Company in July 2001. In the preliminary report, the engineers advised the Company that the land movement most likely had been caused by a combination of geologic, topographic, water and soil conditions within the affected area. The preliminary report also identified a

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

variety of measures that the Company could take to remediate and improve the stability of the land area, including the construction and installation of engineered reinforcement fill berms at the base of the slide, the installation of horizontal and other additional drains throughout the affected area, and the implementation of other erosion control measures. In October 2001, the engineering firm completed additional tests and revised their initial recommendation to include de-watering wells instead of horizontal drains.

  Based upon additional tests and analysis performed in October 2001, the engineering consultants advised that a combination of the remediation measures discussed above can restore the affected area to a condition suitable for interments. The Company's management is continuing to confer with the engineering consultants to determine the appropriate combination and timing of remediation measures that will restore the affected area to achieve such a result. Management has now advised the Company that it will likely implement the measures in stages, with the installation of the de-watering wells, erosion control measures and related improvements taking place as early as the second quarter of fiscal 2002, and the construction and installation of the reinforcement fill berms beginning in the third or fourth quarter of fiscal 2002. If the area cannot be restored for interments, the Company will implement only those measures that are necessary to repair and stabilize the affected area, and that management will then consider whether the area may be utilized for alternate purposes. In this latter case, the Company is likely to incur additional costs in connection with the relocation of interred remains to other parts of the Cemetery.

  The estimated aggregate construction and related costs to restore and stabilize the affected area is approximately $3.2 million. The Company expects to incur approximately $0.5 million of these costs during the second quarter of fiscal 2002, with the balance to be incurred during the last two quarters of fiscal 2002. The Company also believes that the total direct costs of relocating interred remains for the affected areas to other areas of the Cemetery (should that become necessary) could approximate $0.8 million.

  To the extent that funds are available, the Company intends to seek reimbursement from the improvement reserve in the Company's Endowment Care Fund (ECF) for the costs of relocating interred remains and for a significant portion of the site assessment, repair, maintenance and remediation costs associated with the affected area. Between October 2000 and December 31, 2001, the Company incurred $2.3 million and had been reimbursed from the ECF reserve $1.1 million of direct costs relating to the relocation of interred remains and professional and other services associated with the assessment, remediation and stabilization of the affected area. As of December 31, 2001, the ECF has $1.8 million in reserves for cemetery improvements available to reimburse the Company for direct costs related to the affected area.

  Based on the additional test results, revised estimates provided by the engineering firm during third quarter of 2001, and the amounts available in the ECF improvement reserve fund, the Company has recorded a $3.0 million reserve for these matters as of December 31, 2001.

Property Taxes

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

  In July 2000, the County of Los Angeles completed its property tax reassessment reflecting its opinion of the fair value of Rose Hills' cemetery property at the Transaction date. The County placed a fair value on the

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

cemetery property that is approximately 60% higher than the independent appraisal prepared by the property tax consultant and approximately 50% higher than the fair market value computed by the independent appraiser at the time of the Transaction. The Company filed an assessment appeal with the Los Angeles County Assessor, however, the supplemental tax based on the reassessment must be paid during the appeal process. The total supplemental property tax assessed by the County for the period November 1996 to September 2000 is approximately $2.1 million greater than the amount accrued by the Company using the independent property tax appraisal. A large portion of the supplemental tax bill is payable, interest-free, over four years beginning in 2001.

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

(21) Segment Information

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

                                           Predecessor Predecessor Predecessor
                                             Funeral    Cemetery      Total
                                           ----------- ----------- -----------
                                                         (000's)
     Revenues from external customers:
      2001................................    32,687      44,533      77,220
      2000................................    32,299      44,284      76,583
      1999................................    33,248      52,744      85,992
     Gross profit:
      2001................................     8,917       9,616      18,533
      2000................................     8,587      12,401      20,988
      1999................................    10,903      18,356      29,259
     Depreciation:
      2001................................     2,366       1,553       3,919
      2000................................     2,697       1,576       4,273
      1999................................     2,411       1,557       3,968
     Total assets:
      2001(Successor).....................   252,927     138,342     391,269
      2000................................    96,015     195,181     291,196
     Capital Expenditures:
      2001................................     1,614       2,545       4,159
      2000................................     1,694       2,775       4,469
      1999................................     1,741       1,341       3,082

  The following table reconciles gross profit of reportable segments to (loss) income before income taxes:

                                            Predecessor Predecessor Predecessor
                                               2001        2000        1999
                                            ----------- ----------- -----------
     Gross profit of reportable segments..   $ 18,533     $20,988     $29,259
      Corporate general and administrative
       expenses...........................     (7,462)     (7,582)     (7,143)
      Amortization of intangible assets...     (3,662)     (3,704)     (3,707)
      Loss from disposal of assets and
       other charges......................     (8,160)         --          --
                                             --------     -------     -------
     Total income from operations.........       (751)      9,702      18,409
      Interest expense....................    (14,725)    (16,148)    (15,979)
      Finance income......................      3,185       3,182       2,411
      Income from settlement agreement....         --          --       2,500
                                             --------     -------     -------
     (Loss) income before taxes and
      cumulative effect of change in
      accounting principle................   $(12,291)    $(3,264)    $ 7,341
                                             ========     =======     =======

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The following table reconciles total assets of reportable segments to consolidated total assets:

                                                           Successor Predecessor
                                                             2001       2000
                                                           --------- -----------
     Assets of reportable segments........................ $391,269   $291,196
     Cash in corporate bank accounts......................    7,636      8,171
     Deferred tax asset...................................    8,132      3,550
     Deferred finance costs...............................       --      5,777
     Other................................................    3,407      1,767
                                                           --------   --------
       Total consolidated assets.......................... $410,444   $310,461
                                                           ========   ========

(22) Quarterly Financial Data

                               Predecessor Predecessor Predecessor Predecessor
     Year Ended December 31,
     2001                         First      Second       Third      Fourth
     -----------------------   ----------- ----------- ----------- -----------
     Sales and Services:
      Funeral.................    9,165       8,118       7,111       8,293
      Cemetery................    9,050      12,306       9,460      13,717
                                 ------      ------      ------      ------
       Total..................   18,215      20,424      16,571      22,010
     Gross Profit:
      Funeral.................    2,737       2,220       1,359       2,601
      Cemetery................    1,423       2,983       1,652       3,558
                                 ------      ------      ------      ------
       Total..................    4,160       5,203       3,011       6,159
     Net Loss.................   (1,573)     (1,765)     (2,162)     (8,865)
                                 ------      ------      ------      ------
     Year Ended December 31,
     2000 (1)                     First      Second       Third      Fourth
     -----------------------   ----------- ----------- ----------- -----------
     Sales and Services:
      Funeral.................    9,137       7,107       7,862       8,193
      Cemetery................   10,825      10,921       9,228      13,310
                                 ------      ------      ------      ------
       Total..................   19,962      18,028      17,090      21,503
     Gross Profit:
      Funeral.................    3,224       1,548       1,988       1,827
      Cemetery................    3,017       3,615       2,563       3,206
                                 ------      ------      ------      ------
       Total..................    6,241       5,163       4,551       5,033
     Net Loss.................   (7,460)        (63)       (385)     (2,446)
                                 ------      ------      ------      ------

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

                      ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly Owned Subsidiary of Rose Hills Holding Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                              Balance at Charged to   Charged                   Balance at
                              beginning  costs and    to other                    end of
           Description        of period   expenses  accounts (1) Deductions (2)   period
     ------------------------ ---------- ---------- ------------ -------------- ----------
                                               (in thousands of dollars)
     Allowance for contract
      cancellations
      and doubtful accounts:
      Current:
       Year ended December
        31, 2001.............     807      1,630          (8)        (1,103)      1,326
       Year ended December
        31, 2000.............   1,338        722        (238)        (1,015)        807
       Year ended December
        31, 1999.............   1,127      1,248          32         (1,069)      1,338
      Long-term:
       Year ended December
        31, 2001.............   1,749      1,000          (7)        (1,520)      1,222
       Year ended December
        31, 2000.............   2 041      1,570        (516)        (1,346)      1,749
       Year ended December
        31, 1999.............   1,433      3,858          98         (3,348)      2,041

--------
(1) Primarily consists of reclassifications to other accounts.
(2) Uncollected receivables written off, net of recoveries.

                                  Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Rose Hills Company

                                                    /s/ Kenton C. Woods
                                          _____________________________________
                                               Kenton C. WoodsExecutive Vice
                                                 President, Finance, Chief
                                             Financial Officer, Secretary and
                                                         Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                        Title                 Date
              ---------                        -----                 ----

        /s/ Dennis C. Poulsen          Chairman and Chief       March 23, 2002
-------------------------------------   Executive Officer
          Dennis C. Poulsen

         /s/ Kenton C. Woods           Executive Vice           March 23, 2002
-------------------------------------   President, Chief
           Kenton C. Woods              Financial Officer,
                                        Secretary and
                                        Treasurer
                                        (Principal
                                        Financial Officer)

         /s/ Mary C. Guzman            Vice President,          March 23, 2002
-------------------------------------   Controller
           Mary C. Guzman               (Principal
                                        Accounting Officer)

          /s/ JOHN S. LACEY            Director                 March 23, 2002
-------------------------------------
            John S. Lacey

         /s/ PAUL A. HOUSTON           Director                 March 23, 2002
-------------------------------------
           Paul A. Houston

        /s/ KENNETH A. SLOAN           Director                 March 23, 2002
-------------------------------------
           Kenneth A. Sloan

        /s/ SHAWN R. PHILLIPS          Director                 March 23, 2002
-------------------------------------
          Shawn R. Phillips