Form 10-Q
period 2002-03-31
ROSE HILLS CO
filed 2002-05-15
CIK 1030376

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               __________________

                                    FORM 10-Q

                                   (MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                               __________________


   Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

      The number of outstanding common shares as of May 14, 2002 was 1,000.

                       ROSE HILLS COMPANY AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)

                                                                                            PAGE
PART I. FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

       CONDENSED CONSOLIDATED BALANCE SHEETS
         as of March 31, 2002 and December 31, 2001                                            1

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         for the Three Months Ended March 31, 2002 and 2001                                    2

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the Three Months Ended March
         31, 2002 and 2001                                                                     3

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                4 - 7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS                                                7 - 14

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      14

PART II. OTHER INFORMATION

     ITEM 5    OTHER INFORMATION                                                         14 - 17

     ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                               17

     SIGNATURES                                                                               17

                       ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 2001 AND MARCH 31, 2002
                      (In thousands, except share amounts)
                                  (UNAUDITED)

                                      ASSETS
                                                                         Successor   Successor
                                                                            2001       2002
                                                                          --------   --------
Current assets:
 Cash and equivalents                                                     $  7,639   $ 10,179
 Accounts receivable, net of allowances                                     12,810     10,154
 Inventories                                                                   939        963
 Prepaid expenses and other current assets                                     738        967
                                                                          --------   --------

   Total current assets                                                     22,126     22,263
                                                                          --------   --------

Long-term receivables, net of allowances                                   182,472    185,213
Cemetery property, at cost                                                  36,078     36,409
Property and equipment, net                                                 83,774     83,148
Deferred tax asset                                                           3,505      3,076
Goodwill                                                                    67,385     67,385
Receivables from service trusts                                              7,942      7,900
Other assets                                                                 2,535      2,672
                                                                          --------   --------

   Total assets                                                           $405,817   $408,066
                                                                          ========   ========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable and accrued liabilities                                 $ 13,030   $ 11,670
 Current portion of long-term debt                                           9,698      9,709
                                                                          --------   --------
      Total current liabilities                                             22,728     21,379

Retirement plan liabilities                                                  6,816      6,797
Subordinated notes payable                                                  76,800     77,036
Bank senior-term loan                                                       52,642     52,642
Other long-term debt                                                           979        790
Other liabilities                                                               50         50
Deferred pre-need funeral contract revenue                                 172,055    174,841
Deferred pre-need cemetery contract revenue                                  8,866      8,980
                                                                          --------   --------
      Total liabilities                                                    318,208    321,136

Commitment and contingencies

 Stockholder's equity:
  Common stock, par value $.01; Authorized and outstanding 1,000 shares         --         --
  Additional paid in capital                                                64,881     64,881
  Retained earnings                                                             --        670
                                                                          --------   --------
     Total stockholder's equity                                             64,881     65,551
                                                                          --------   --------

 Total liabilities and stockholder's equity                               $405,817   $408,066
                                                                          ========   ========

      See accompanying condensed notes to unaudited condensed consolidated financial statements.

                       ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (UNAUDITED)

                                                          Three Months Ended
                                                          ------------------
                                                                March 31
                                                                --------
                                                       Predecessor     Successor
                                                           2001          2002
                                                         --------      --------

Sales and services:
  Funeral sales and services                             $  9,165      $  8,491
  Cemetery sales and services                               9,050         9,553
                                                         --------      --------

     Total sales and services                              18,215        18,044
                                                         --------      --------


Cost of sales and services:
  Funeral sales and services                                6,428         5,722
  Cemetery sales and services                               7,627         7,350
                                                         --------      --------

     Total costs of sales and services                     14,055        13,072
                                                         --------      --------

   Gross profit                                             4,160         4,972

General and administrative expenses                         1,566         1,647
Amortization of purchase price in excess of
      net assets acquired and other intangibles               924            20
                                                         --------      --------

   Income from operations                                   1,670         3,305

Other income (expense):
   Interest expense                                        (3,894)       (2,932)
   Finance and interest income                                749           726
                                                         --------      --------

   Total other expense, net                                (3,145)       (2,206)

   (Loss) income before income tax                         (1,475)        1,099

Income tax (benefit) expense                                 (634)          429
                                                         --------      --------

Net (loss) income                                        $   (841)     $    670
                                                         ========      ========

      See accompanying condensed notes to unaudited condensed consolidated financial statements.

                       ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                                                 Three Months
                                                                                                     Ended
                                                                                                    March 31
                                                                                            Predecessor   Successor
                                                                                                2001        2002
                                                                                              --------    --------
Cash flows from operating activities:
  Net (loss) income                                                                           $   (841)   $    670
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization                                                               1,929         957
     Amortization of deferred finance cost                                                         407          --
     Amortization of subordinated notes discount                                                    --         237
     Amortization of cemetery property                                                             694         481
     Provision for bad debts and sales cancellation                                                209         436
     Provision for deferred taxes                                                                   --         429
     Gain from disposal of property and equipment                                                   --          (8)
  Changes in assets and liabilities:
     Accounts receivable                                                                         2,768       2,000
     Prearranged funeral contracts receivable                                                       --      (2,741)
     Inventories                                                                                   (51)        (24)
     Prepaid expenses and other current assets                                                      83        (230)
     Accounts payable and accrued expenses                                                         116      (1,360)
     Retirement plan liabilities                                                                   (28)        (20)
     Net deferred revenue                                                                         (687)      2,901
     Other assets and liabilities, net                                                            (170)       (115)
                                                                                              --------    --------
       Net cash provided by operating activities                                                 4,429       3,613
                                                                                              --------    --------

Cash flows from investing activities:
  Capital expenditures                                                                          (1,126)       (894)
                                                                                              --------    --------
        Net cash used in investing activities                                                   (1,126)       (894)
                                                                                              --------    --------

Cash flows from financing activities:
   Principal payments of capital lease obligations                                                (194)       (104)
   Decrease in other long term debt                                                                (41)        (75)
                                                                                              --------    --------
        Net cash used in financing activities                                                     (235)       (179)
                                                                                              --------    --------

        Net increase in cash and cash equivalents                                                3,068       2,540

Cash and cash equivalents at beginning of period                                                 8,171       7,639
                                                                                              --------    --------
Cash and cash equivalents at end of period                                                    $ 11,239    $ 10,179
                                                                                              ========    ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                                                $  1,704    $    966

      See accompanying condensed notes to unaudited condensed consolidated financial statements.

                       ROSE HILLS COMPANY AND SUBSIDIARIES
            (A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying March 31, 2002 interim condensed consolidated financial statements of Rose Hills Company and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the financial condition, condensed results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

     The Company, a Delaware corporation, is a wholly owned subsidiary of Rose Hills Holdings Corp. ("RH Holdings"). The Company was formed in 1996 for purposes of acquiring Roses, Inc., the owner and operator of the Rose Hills Mortuary and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association (the "Association") and Workman Mill Company, the owners of the real property and other cemetery assets of the Rose Hills Memorial Park (Rose Hills Cemetery).

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

     For accounting purposes, the effective date for the change in control has been determined by the Company as December 31, 2001. This is based upon the fact that the U.S. Bankruptcy Court confirmed Loewen's reorganization plan, including the proposed acquisition of the shares of RH Holdings from Blackstone on December 5, 2001. Thus, Blackstone and Loewen were obligated under the put. Accordingly, the Company recorded the push-down of Loewen's fresh start reporting in its Successor consolidated balance sheet as of December 31, 2001.

     Since the Company has pushed-down the fresh start reporting that occurred as a result of Loewen's purchase of Blackstone's interest in the Company, the Company's Successor statement of operations and statement of cash flows for the three months ended March 31, 2002 are presented on a different cost basis than the Predecessor statement of operations and statement of cash flows for the three months ended March 31, 2001. Therefore, such statements are not comparable.

     The Company operates 10 funeral homes, 3 funeral home and cemetery combination properties and 1 cemetery property in the Southern California area. The Company offers cemetery interment and professional mortuary services, in addition to caskets, memorials, vaults, and flowers for sale on an at-need basis. Pre-need funeral and cemetery products and services are offered on insurance contracts from which the Company earns commission.

     The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and the prevailing practices within the cemetery and mortuary industry. All significant intercompany accounts and transactions have been eliminated.

 Reclassification

     Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

2. CRITICAL ACCOUNTING POLICIES

Cemetery Revenue Recognition

     Pre-need sales of cemetery interment rights are recognized in accordance with the guidance of Statement of Financial Accounting Standards (SFAS) No.66, Accounting for the Sales of Real Estate. Accordingly, sales of interment rights are recognized under the full accrual method, the percentage of completion method, or the deposit method depending on the level of the buyer's down payment and any continuing involvement the Company has in developing sold property. Direct and acquisition costs of the sales are deferred and recognized concurrent with the recognition of deferred sales. Deferred sales are recognized at the time of delivery of merchandise or performance of service.

     Allowances for anticipated customer cancellations and refunds are provided at the date of sale based on management's estimate of expected cancellations using historical trends. Actual cancellation rates in the future may result in a change in estimate.

     Deferred merchandise and service sales, and their direct costs, are recognized at the time of delivery of merchandise or performance of service.

     At-need sales of cemetery interment rights, merchandise and services are recognized when the merchandise is delivered or the service is rendered.

     A portion of the proceeds from the sale of interment rights is required by state law to be paid into an Endowment Care Fund to provide for the perpetual care of the associated properties. Cemetery revenue is recorded net of these amounts. Earnings of the Endowment Care Fund are used to defray the maintenance costs of cemeteries. Additionally, pursuant to state law, the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trust funds.

     It is the Company's policy to voluntarily trust 100% of pre-need service revenue when contracts are paid in full. Also, the Company has an agreement with a vendor to purchase pre-need merchandise when the sales contracts are paid in full. Funds voluntarily trusted for pre-need cemetery services are included in the consolidated financial statements.

Funeral Revenue Recognition

     Pre-arranged funeral services contracts provide for future funeral services and are generally determined by prices prevailing at the time the contract is signed. The payments made under the contract are either placed in trust or are used to pay the premiums of third-party life insurance policies under which the Company will be designated as beneficiary. The pre-need funeral insurance policies sold by the Company are whole-life policies sold on a pre-need basis to pay for the cost of funeral services. Commissions earned are based on a combination of factors, such as the amount of funeral cost coverage sold, the age of the insured and the volume of monthly sales activity. Insurance commissions earned and related selling expenses are recognized when the insurance company accepts the policies. Except for insurance commissions and amounts not required to be trusted, which are used to defray the initial costs of administration, no income is recognized until the performance of a specific funeral.

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

Valuation of Long-Lived Assets

      Through December 31, 2001, the Company accounted for long-lived assets under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Recoverability of assets to be held and used were measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment recognized was measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of were reported at the lower of the carrying amount or fair value, less costs to sell.

      January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Valuation of Goodwill

     Through December 31, 2001, the excess of purchase price over the fair value of identifiable net assets acquired (goodwill) was being amortized by use of the straight-line method over a 40-year period.

     January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. There was no adjustment to goodwill upon the adoption of SFAS 142 due to the elimination of predecessor goodwill and the successor goodwill recorded at the consummation of the change in ownership on December 31, 2001. As a result of the adoption of SFAS 142, the Company did not record any amortization expense of goodwill for the three months ended March 31, 2002. For the three months ended March 31, 2001, goodwill amortization expense was $0.8 million.

3. NEW ACCOUNTING PRONOUNCEMENTS

     On June 29, 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all business combinations completed after June 30, 2001. The Company adopted the provisions of SFAS No. 141 during 2001. There was no material impact associated with the adoption.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill from past business combinations, will cease upon adoption of this statement. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. The Company adopted SFAS No. 142 effective January 1, 2002. There was no adjustment to goodwill upon the adoption of SFAS No. 142 due to the elimination of predecessor goodwill and the successor goodwill recorded at the consummation of the change in ownership on December 31, 2001. As a result of the adoption of SFAS No. 142, the Company did not record any amortization expense of goodwill for the three months ended March 31, 2002. For the three months ended March 31, 2001, goodwill amortization expense was $0.8 million.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets".

     The Company was required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001. Accordingly, the Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 for long-lived assets held for use did not have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, Management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Rose Hills Company, a Delaware corporation, is a wholly owned subsidiary of RH Holdings. The Company was formed in 1996 for purposes of acquiring Roses, Inc., the owner and operator of the Rose Hills Mortuary and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association and Workman Mill Company, the owners of the real property and other cemetery assets of the Rose Hills Memorial Park.

     In April 2001, the shareholders of RH Holdings reached an agreement pursuant to which Blackstone, then the beneficial owner of 80.55% of the outstanding common stock of the Company, would exercise its put right and the minority shareholder, a reorganized Loewen, would acquire all of the stock of RH Holdings owned by Blackstone upon Loewen's emergence from bankruptcy. The U.S. Bankruptcy Court confirmed Loewen's reorganization plan, including the proposed acquisition of shares of RH Holdings from Blackstone on December 5, 2001, and the plan became effective on January 2, 2002. Effective with its emergence from bankruptcy, Loewen has since been renamed the Alderwoods Group, Inc. Since the U.S. Bankruptcy Court approved the reorganization plan on December 5, 2001, such approval effectively obligated Blackstone and Loewen to consummate the put agreement. Accordingly, the Company has recorded this transaction effective on December 31, 2001.

     On January 3, 2002, in full satisfaction of its obligations under the put arrangement, Alderwoods delivered to Blackstone unsecured, subordinated notes in the aggregate principal amount of $24,678,571 and Alderwoods common stock with an aggregate value of $6,515,143. As a result of the delivery of the consideration, Alderwoods completed its purchase of all of the stock of RH Holdings beneficially owned by Blackstone. Upon closing of the Alderwoods Purchase Transaction, Alderwoods increased its ownership from 20.45% to 100% of the outstanding common stock of RH Holdings, thereby causing the Company to become a wholly owned subsidiary of Alderwoods. The shareholders agreement, and all other agreements, between Alderwoods and Blackstone with respect to the Company terminated as of the closing of the transaction, and Alderwoods became entitled to elect all of the directors of the Company as of such date.

     For accounting purposes, the effective date for the change in control has been determined by the Company as December 31, 2001. This is based upon the fact that the U.S. Bankruptcy Court confirmed Loewen's reorganization plan, including the proposed acquisition of the shares of RH Holdings from Blackstone on December 5, 2001. Thus, Blackstone and Loewen were obligated under the put, Accordingly, the Company recorded the push-down of Loewen fresh start reporting in its Successor consolidated balance sheet as of December 31, 2001.

     Since the Company has pushed-down the fresh start reporting that occurred as a result of Loewen's purchase of Blackstone's interest in the company, the Company's Successor statement of operations and statement of cash flows for the three months ended March 31, 2002 are presented on a different cost basis than the Predecessor statement of operations and statement of cash flows for the three months ended March 31, 2001. Therefore, such statments are not comparable.

     Rose Hills is the largest, single-location cemetery and funeral home combination in the United States, and the Cemetery is the largest, single-location cemetery in the United States. The Rose Hills Cemetery and the Rose Hills Mortuary have been continuously operating since 1914 and 1956, respectively. Rose Hills is situated less than 14 miles from downtown Los Angeles on approximately 1,400 acres of land near Whittier, California. In addition to Rose Hills, the Company operated 10 funeral homes, 2 funeral home cemetery combination properties and one cemetery ("Affiliates") as of March 31, 2002. We believe that Rose Hills, together with the Affiliates, constitute a strategic assembly of cemeteries and funeral homes in the greater Los Angeles area.

CRITICAL ACCOUNTING POLICIES

Cemetery Revenue Recognition

     Pre-need sales of cemetery interment rights are recognized in accordance with the guidance of Statement of Financial Accounting Standards (SFAS) No. 66, Accounting for the Sales of Real Estate. Accordingly, sales of interment rights are recognized under the full accrual method, the percentage of completion method, or the deposit method depending on the level of the buyer's down payment and any continuing involvement the Company has in developing sold property. Direct and acquisition costs of the sales are deferred and recognized concurrent with the recognition of deferred sales. Deferred sales are recognized at the time of delivery of merchandise or performance of service.

     Allowances for anticipated customer cancellations and refunds are provided at the date of sale based on management's estimate of expected cancellations using historical trends. Actual cancellation rates in the future may result in a change in estimate.

     Deferred merchandise and service sales, and their direct costs, are recognized at the time of delivery of merchandise or performance of service.

     At-need sales of cemetery interment rights, merchandise and services are recognized when the merchandise is delivered or the service is rendered.

     A portion of the proceeds from the sale of interment rights is required by state law to be paid into an Endowment Care Fund to provide for the perpetual care of the associated properties. Cemetery revenue is recorded net of these amounts. Earnings of the Endowment Care Fund are used to defray the maintenance costs of cemeteries. Additionally, pursuant to state law, the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trust funds.

     It is the Company's policy to voluntarily trust 100% of pre-need service revenue when contracts are paid in full. Also, the Company has an agreement with a vendor to purchase pre-need merchandise when the sales contracts are paid in full. Funds voluntarily trusted for pre-need cemetery services are included in the consolidated financial statements.

Funeral Revenue Recognition

     Pre-arranged funeral services contracts provide for future funeral services and are generally determined by prices prevailing at the time the contract is signed. The payments made under the contract are either placed in trust or are used to pay the premiums of third-party life insurance policies under which the Company will be designated as beneficiary. The pre-need funeral insurance policies sold by the Company are whole-life policies sold on a pre-need basis to pay for the cost of funeral services. Commissions earned are based on a combination of factors, such as the amount of funeral cost coverage sold, the age of the insured and the volume of monthly sales activity. Insurance commissions earned and related selling expenses are recognized when the insurance company accepts the policies. Except for insurance commissions and amounts not required to be trusted, which are used to defray the initial costs of administration, no income is recognized until the performance of a specific funeral.

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

Valuation of Long-Lived Assets

      Through December 31, 2001, the Company accounted for long-lived assets under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Recoverability of assets to be held and used were measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment recognized was measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of were reported at the lower of the carrying amount or fair value, less costs to sell.

      January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Valuation of Goodwill

     Through December 31, 2001, the excess of purchase price over the fair value of identifiable net assets acquired (goodwill) was being amortized by use of the straight-line method over a 40-year period.

     January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. There was no adjustment to goodwill upon the adoption of SFAS 142 due to the elimination of predecessor goodwill and the successor goodwill recorded at the consummation of the change in ownership on December 31, 2001. Application of the non-amortization provisions of SFAS No. 142 for goodwill resulted in a $0.8 million increase in operating income for the first quarter of 2002 compared to the same period last year.

RESULTS OF OPERATIONS

The following table sets forth details of certain income statement data (in millions):

                                                THREE MONTHS ENDED
                                                     MARCH 31
                                                 2001        2002
                                                ------      ------


     Sales and service:
        Funeral:
            Services and merchandise            $ 7.8        $ 7.6
            Insurance commissions                 0.9          0.8
            Disposed locations                    0.4           --
            Other                                 0.1          0.1
        Cemetery:
            Before-need                           3.6          4.2
            At-need                               4.4          4.4
            Endowment care                        1.0           .9
                                                -----        -----
     Total sales and services                   $18.2        $18.0

     Gross profit:
        Funeral sales and services              $ 2.7        $ 2.8
        Cemetery sales and services               1.5          2.2
        Disposed locations                        ---          ---
                                                -----        -----
     Total gross profit                         $ 4.2        $ 5.0

The following table sets forth certain income statement data as a percentage of sales for the Company.

                                     THREE MONTHS ENDED
                                          MARCH 31
                                      2001        2002
                                     ------      ------
Sales and services:
 Funeral sales and services           50.3%       47.1%
 Cemetery sales and services          49.7%       52.9%
                                    ------      ------
 Total sales and services            100.0%      100.0%
Gross profit:
 Funeral sales and services           29.9%       32.6%
 Cemetery sales and services          15.8%       23.1%
 Total gross profit                   22.8%       27.6%
General and administrative
  expenses                             8.6%        9.1%
Goodwill amortization                  4.5%        0.0%
Interest expense                      21.4%       16.2%


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     Consolidated revenues for the quarter ended March 31, 2002 was $18.0 million compared to $18.2 million for the quarter ended March 31, 2001. Consolidated gross profit for the first quarter of 2002 totaled $5.0 million compared to $4.2 million for the first quarter of 2001. As a percentage of revenue, consolidated gross margin percentage for the first quarter increased to 27.6% in 2002 from 22.8% in the same quarter 2001.

Funeral Operations:

     Revenue from funeral operations decreased 7.4% to $8.5 million compared to $9.2 million for the quarter in the previous year. Excluding locations disposed in June 2001, revenue decreased $0.3 million (3.0%) from the previous quarter. On a same store basis, the Company performed 2,005 funeral service calls during 2002 compared to 2,073 in the first quarter of 2001. The affiliate funeral homes experienced an 11.2% call decrease and 16.8% at-need revenue decrease, which was partially offset by a 0.9% call increase and a 2.5% at-need revenue increase at the Rose Hills funeral home. Management believes that the affiliate locations' decrease in funeral service calls are due to new competitors in their markets. Pre-need funeral revenue for the quarter was $0.8 million compared to $0.9 million in the same period last year. The operating margin for the funeral segment increased $0.1 million from the previous year's quarter. As a percentage of sales, the operating margin was 32.6% compared to 29.9% for the same quarter last year. The improvement in the operating margin is primarily from the disposal of four poorly performing funeral homes in June 2001. The Company's funeral and cemetery insurance and trust backlog increased $2.8 million, net of fulfillments, in the first quarter of 2002 to $174.8 million.

Cemetery Operations:

     Revenue from cemetery operations for the quarter was $9.5 million, representing a 5.5% increase from the same quarter in the prior year. Pre-need cemetery revenue for the first quarter was $4.2 million compared to $3.6 million for the same quarter during the prior year, an increase of 19.4%. The number of pre-need property units sold during the first quarter of 2002 was 1,727, compared to 1,161 units during the first quarter of 2001, an increase of 48.8%, and was primarily responsible for the increase of pre-need cemetery revenue in the first quarter of 2002 over the same quarter of 2001. In the first quarter of 2001, there were management and personnel changes in the sales department that adversely affected the pre-need sales during that quarter; management believes that the stability within the sales department over the last nine months contributed to the increase in the number of pre-need property units sold compared to the first quarter of 2001. A decrease in the average property sales price per unit partially offset the increase of pre-need property units sold. At-need cemetery revenue was $4.4 million for the first quarter of 2002 and comparable to last year. Total interments were 2,679 for the quarter, which represented a 4.1% increase over the same quarter in the prior year. At-need cemetery revenue realized for the current quarter did not increase at the same rate as the number of interments from the previous year due to the reduction of deferred revenues which are now being recognized. The reduction in deferred revenues resulted from the "fresh start" accounting adjustment at the consummation of the Alderwoods Purchase Transaction.

     The operating margin for the cemetery segment during the quarter increased from 15.8% last year to 23.1% as a percentage of sales. The primary reason for the improvement in margin is a $0.7 million timing difference in advertising expense compared to 2001. In March 2001, the Company launched a $1.0 million advertising campaign in an attempt to increase customer awareness and improve both funeral and cemetery market share.

Other:

     Corporate general and administrative expense was $1.6 million for the quarters ended March 31, 2001 and 2002. Interest expense for the first quarter of 2002 was $2.9 million; $1.0 million less than the previous year's quarter as a result of favorable interest rates during the current quarter and the reduction of principal from the previous year.

     EBITDA, earnings before interest, taxes, depreciation and amortization (including cemetery property amortization included in cost of sales), increased to $5.5 million for the quarter ended March 31, 2002 from $5.0 million for the quarter ended March 31, 2001. The increase from 2001 was primarily a result of increased pre-need cemetery property sales. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of a company's profitability or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

         The Company presently believes that, based upon current levels of operations and anticipated growth (in pre-need cemetery property sales) and the availability of the Bank Revolving Facility (see description below), it can meet working capital and short-term liquidity requirements for current operations, satisfy its contingent obligations and service its indebtedness through March 31, 2003.

     Net cash provided by operating activities was $3.6 million for the quarter ended March 31, 2002, compared to $4.4 million for the same period in 2001. Excluding the $2.5 million Alderwoods Purchase Transaction bonus award payment, the cash provided by operating activities would have increased $1.7 million to $6.1 million for the first quarter of 2002.

     The primary use of cash will be for working capital, principal payments on outstanding long-term indebtedness and capital expenditures as permitted under the terms of bank agreements. Although the Company has no material commitments for capital expenditures, the Company anticipates capital expenditures of approximately $3.3 million for the year, which includes $2.3 million in internal growth initiatives, including cemetery property development, and $1.0 million for maintenance capital expenditures.

     In connection with its formation in 1996, the Company entered into senior secured amortization extended term loan facilities (the "Bank Term Facility") in an aggregate principal amount of $75.0 million, the proceeds of which were used to finance the 1996 acquisition and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the "Bank Revolving Facility") in an aggregate principal amount of up to $25.0 million , the proceeds of which are available for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. Effective May 2, 2001 the Company amended the Bank Revolving Facility reducing the aggregate principal amount available to $10.0 million and extending its maturity date to April 1, 2003. Borrowings under the Revolving Credit Facility must be fully paid for a minimum period of 30 days for each 12-month period ending December 1. As of May 14, 2002, the Company had no borrowings under the Revolving Credit Facility; accordingly, any borrowings during the remaining months in 2002 will not be due until April 1, 2003 when the Revolving Credit Facility expires.

     The Bank Term Facility is payable, subject to certain conditions, in semi-annual installments in the amounts of $9.0 million in 2002, $26.0 million in May 2003 and $26.0 million upon maturity of the Bank Term Facility in November 2003.

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

     In connection with its formation in 1996, the Company also issued $80 million of 9-1/2% Senior Subordinated Notes due 2004, which were exchanged in September 1997 for $80 million of 9-1/2% Senior Subordinated Notes due 2004 (the "Notes") that were registered under the Securities Act of 1933. The Notes mature on November 15, 2004. Interest on the Notes is payable semi-annually on May 15 and November 15 at the annual rate of 9-1/2%. The Notes are redeemable in cash at the option of the Company, in whole or in part, at any time on or after November 15, 2000, at prices ranging from 104.75% with annual reductions to 100% in 2003 plus accrued and unpaid interest, if any, to the redemption date. The proceeds of the Notes were used, in part, to finance the Company's formation in 1996.

     As a result of its formation in 1996 and the application of proceeds thereof, the Company's total outstanding indebtedness was approximately $143.2 million as of March 31, 2002. Management currently believes that, based upon current levels of operations, anticipated growth and the availability under the Bank Revolving Facility, it can adequately service its existing indebtedness through March 31, 2003. If the Company cannot generate sufficient cash flow from operations or borrow under the Bank Revolving Facility to meet such obligations, the Company may be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such obligations.

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

     The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on: the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Exchange Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates. At March 31, 2002 the Company was in compliance with the terms of the indenture and the Bank Credit Facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's market risk is impacted by changes in interest rates. Pursuant to the Company's policies, and depending on market conditions, the Company may utilize derivative financial instruments (such as interest rate collar agreements) from time to time to reduce the impact of adverse changes in interest rates. The Company does not use derivative instruments for speculation or trading purposes, and has no material sensitivity to changes in market rates and prices on its derivative financial instrument positions. The Company did not have any such agreements or instruments in place as of March 31, 2002.

PART II

ITEM 5 - OTHER INFORMATION

CONTINGENCIES

      The Company is involved in certain matters of threatened and filed litigation, none of which, in the judgment of the Management, will have a material impact on the Company's consolidated financial position or results of operations.

      Environmental audits of the Company's various properties were conducted in connection with the Company's formation. Management is aware of certain areas within the Cemetery that have required and may in the future require remediation, including a solid waste disposal area that previously was used to dump rubbish, green waste and used motor oil in the 1970's. The Company believes that Rose Hills Foundation (the "Foundation"), an unaffiliated company that is the successor to the Association, is obligated to pay for or otherwise indemnify the Company for the remediation costs associated with this area pursuant to the terms of an Environmental Compliance Agreement entered into at the Company's formation in 1996. To date, the Foundation has taken charge of the investigation and remediation of the areas, including installing a cap on the area. In the past the Company and the Foundation have disagreed about the amount of work required to remedy the situation. As a result, the Company retained its own outside technical consultant to further investigate the solid waste disposal area to determine what risks, if any, the solid waste disposal area poses for the Company, and to quantify such risks. The Foundation has recently submitted a report, which incorporated the findings of the Company's consultant, to the local regional water quality control board (Water Board), concluding that the capping has been successful and requesting that The Water Board issue a closure letter for the disposal area. The Water Board is the agency overseeing the remediation. However, no assurance can be given that the Water Board will agree with the Foundation's conclusions and issue a letter closing the area, or whether the Water Board will require additional work or monitoring.

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

      During August and September 2000, the Company discovered that there had been some land movement in a portion of Rose Hills Cemetery. The affected area represents approximately 13 acres of the Cemetery's approximately 1,400 total acres, and consists of approximately 12,000 interment sites. The Company hired outside geo-technical and engineering consultants to study the affected area, to identify the underlying cause and the extent of the land movement, and to make recommendations with regard to both short-term and long-term remediation and stabilization measures. Pending the Company's receipt of the engineer's report, the Company undertook various remediation measures including the installation of additional dewatering wells to improve water drainage conditions in the affected area.

      The Company's consultants advised that the affected area could continue to move, particularly in the event of heavy rainfall during the winter months. Accordingly, during October 2000, the Company began to take some intermediate remediation measures, including the installation of additional dewatering wells in the affected area and the relocation to other areas of the Cemetery (at the Company's expense) of approximately 140 interred remains that were in the most severely impacted portion of the affected area. Such expenses could increase if significant further movement is detected in the affected area or if additional families request the relocation of interred remains from the affected area. As of March 31, 2002, the Company had relocated, at its expense, approximately 975 interred remains from the affected areas to other areas of the Cemetery.

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

      Based upon additional tests and analysis performed in October 2001, the engineering consultants advised that a combination of the remediation measures discussed above can restore the affected area to a condition suitable for interments. The Company's management is continuing to confer with the engineering consultants to determine the appropriate combination and timing of remediation measures that will restore the affected area to achieve such a result. In the first quarter of 2002, the Company began its remediation of the affected area by installing de-watering wells. The Company will likely implement the remaining measures in stages by continuing to install de-watering wells, erosion control measures and related improvements, begin relocating interred remains in the third quarter of fiscal 2002, and begin the construction and installation of the reinforcement fill berms beginning in the third quarter of fiscal 2003.

      The estimated aggregate construction and related costs to restore and stabilize the affected area will be approximately $3.2 million. The Company expects to incur approximately $0.5 million of these costs during the remainder of fiscal 2002, with the balance to be incurred during the last two quarters of fiscal 2003. The Company also believes that the total direct costs of relocating interred remains for the affected areas to other areas of the Cemetery will approximate $1.0 million.

      To the extent that funds are available, the Company intends to seek reimbursement from the improvement reserve in the Company's Endowment Care Fund
(ECF) for the costs of relocating interred remains and for a significant portion of the site assessment, repair, maintenance and remediation costs associated with the affected area. Between October 2000 and March 31, 2002, the Company incurred $2.3 million and had been reimbursed from the ECF reserve $1.1 million of direct costs relating to the relocation of interred remains and professional and other services associated with the assessment, remediation and stabilization of the affected area. As of March 31, 2002, the ECF has $1.8 million in reserves for cemetery improvements available to reimburse the Company for direct costs related to the affected areas.

      Based on the additional test results, revised estimates provided by the engineering firm during third quarter of 2001, and the amounts available in the ECF improvement reserve fund, the Company recorded a $3.0 million reserve for these matters as of December 31, 2001.

      In connection with the Company's formation in 1996, the Rose Hills Memorial Park cemetery land was subject to a significant step-up in assessed value by the County of Los Angeles. Prior to 1996, the Cemetery was operated as a not-for profit corporation and was largely exempt from property taxes. In connection with its formation in 1996, the Company obtained an independent appraisal of the fair value of the undeveloped and unsold cemetery property. In early 1998, the Company also engaged an independent property tax consultant to prepare an estimate of the fair value of the property to assist in the process.

      In July 2000, the County of Los Angeles completed its property tax reassessment reflecting its opinion of the fair value of Rose Hills' cemetery property at the time of the 1996 acquisition. The County placed a fair value on the cemetery property that is approximately 60% higher than the independent appraisal prepared by the property tax consultant and approximately 50% higher than the fair market value computed by the independent appraiser at the time of the 1996 acquisition. The Company filed an assessment appeal with the Los Angeles County Assessor, however, the supplemental property tax based on the reassessment must be paid during the appeal process. The total supplemental property tax assessed by the County for the period November 1996 to March 2002 is approximately $2.1 million greater than the amount accrued by the Company using the independent property tax appraisal. A large portion of the supplemental tax bill is payable, interest-free, over four years.

      The Company believes, based in part on the advice of its property tax advisors, that it can obtain a significant reduction in assessed value during the appeal process. The Company is currently in discussions with representatives of the Los Angeles County Assessor's Office and expects to come to a final resolution in June 2002. However, there is no assurance that the appeal will succeed. In the event the Company does not prevail upon appeal, the Company will pursue other administrative procedures, including filing for a reduction in assessed value under California's Proposition 8, which requires the County to reduce assessed values when declines deemed other than temporary occur.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q include "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position and its plans to increase revenues and operating margins, reduce general and administrative expenses, take advantage of synergies, and make capital expenditures, and the ability to meet its financial obligations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include those which have been disclosed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Persons should review the factors identified herein and in the Company's Form 10-K to understand the risks inherent in such forward-looking statements.

     All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the qualifications in the preceding paragraph.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     None.








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



May 14, 2002