Form 10-Q
period 2002-06-30
ROSE HILLS CO
filed 2002-08-13
CIK 1030376

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X	]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO

COMMISSION FILE NUMBER 333-21411

ROSE HILLS COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-3915765 (I.R.S. Employer Identification No.)

3888 SOUTH WORKMAN MILL ROAD
WHITTIER, CALIFORNIA 90601
(Address of principal executive offices) (Zip Code)

(562) 692-1212
Registrant’s telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]  No  [  ]

The number of outstanding common shares as of August 9, 2002 was 1,000.

ROSE HILLS COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)

		PAGE
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	CONDENSED CONSOLIDATED BALANCE SHEETS as of June 30, 2002 and December 31, 2001	1

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the Three and Six Months Ended June 30, 2002 and 2001	2

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the Six Months Ended June 30, 2002 and 2001	3

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4-7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7-12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

PART II.	OTHER INFORMATION

ITEM 5.	OTHER INFORMATION	12-13

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	14

SIGNATURES

ROSE HILLS COMPANY AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2001 AND JUNE 30, 2002
(In thousands, except share amounts)
(UNAUDITED)

ASSETS	Successor 2001	Successor 2002
Current assets:
Cash and cash equivalents	$7,639	$6,193
Accounts receivable, net of allowances	12,810	9,541
Inventories	939	1,088
Prepaid expenses and other current assets	738	588

Total current assets	22,126	17,410
Long term receivables, net of allowances	182,472	186,145
Cemetery property, at cost	36,078	36,107
Property and equipment, net	83,774	82,755
Deferred tax asset	3,505	3,505
Goodwill	67,385	67,385
Receivables from service trusts	7,942	7,978
Other assets	2,535	2,786

Total assets	$405,817	$404,071

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,030	$9,318
Current portion of long-term debt	9,698	31,549

Total current liabilities	22,728	40,867
Retirement plan liabilities	6,816	6,784
Subordinated notes payable	76,800	77,282
Bank senior-term loan	52,642	26,321
Other long-term debt	979	742
Other liabilities	50	50
Deferred pre-need funeral contract revenue	172,055	176,505
Deferred pre-need cemetery contract revenue	8,866	8,778

Total liabilities	340,936	337,329
Commitments and contingencies

Stockholder’s equity:
Common stock, par value of $.01. Authorized and outstanding 1,000 shares	—	—
Additional paid-in capital	64,881	64,881
Retained Earnings	—	1,861

Total stockholder’s equity	64,881	66,742

Total liabilities and stockholder’s equity	$405,817	$404,071

See accompanying condensed notes to unaudited condensed consolidated financial statements.

ROSE HILLS COMPANY AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	Predecessor	Successor	Predecessor	Successor
	2001	2002	2001	2002
Sales and services:
Funeral sales and services	$8,118	$8,336	$17,282	$16,827
Cemetery sales and services	12,306	11,145	21,338	20,698

Total sales and services	20,424	19,481	38,620	37,525

Cost of sales and services:
Funeral sales and services	5,898	5,315	12,095	11,057
Cemetery sales and services	9,323	8,243	17,180	15,593

Total cost of sales and services	15,221	13,558	29,275	26,650

Gross profit	5,203	5,923	9,345	10,875

General and administrative expenses	1,479	1,469	3,045	3,116
Amortization of purchase price in excess of net assets acquired and other intangibles	919	—	1,843	—
Asset write down and other charges	3,425	—	3,425	—

(Loss) income from operations	(620)	4,454	1,032	7,759

Other income (expense):
Interest expense	(3,832)	(2,996)	(7,727)	(5,929)
Finance and interest income	747	587	1,515	1,314

Total other expense, net	(3,085)	(2,409)	(6,212)	(4,615)

(Loss) income before income taxes	(3,705)	2,045	(5,180)	3,144
Income tax (benefit) expense	(1,940)	854	(2,574)	1,283

Net (loss) income	$(1,765)	$1,191	$(2,606)	$1,861

See accompanying condensed notes to unaudited condensed consolidated financial statements.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six Months Ended June 30
	Predecessor 2000	Successor 2002
Cash flows from operating activities:
Net (loss) income	$(2,606)	$1,861

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,849	1,708
Amortization of deferred finance cost	815	—
Amortization of subordinated notes discount	—	482
Amortization of cemetery property	2,752	1,042
Provision for bad debts and sales cancellations	524	1,003
Asset write-off from disposal of funeral homes	1,455	—
Provision for deferred taxes	(220)	—
Gain from disposal of property and equipment	1	—
Changes in operating assets and liabilities:
Accounts receivable	1,002	3,001
Prearranged funeral contracts receivable	—	(4,450)
Inventories	(134)	(149)
Prepaid expenses and other current assets	745	150
Accounts payable and accrued liabilities	(4,383)	(3,712)
Retirement plan liabilities	(63)	(33)
Net deferred revenue	(103)	4,363
Other assets and liabilities, net	1,121	(303)

Total adjustments	7,361	3,102

Net cash provided by operating activities	4,755	4,963

Cash flows from investing activities:
Capital expenditures	(2,159)	(1,702)
Proceeds from disposal of property and equipment	4	—

Net cash used in investing activities	(2,155)	(1,702)

Cash flows from financing activities:
Principal payments of long-term debt	(3,476)	(4,470)
Principal payments of capital lease obligations	(345)	(237)

Net cash used in financing activities	(3,821)	(4,707)

Net decrease in cash and cash equivalents	(1,221)	(1,446)
Cash and cash equivalents at beginning of period	8,171	7,639

Cash and cash equivalents at end of period	$6,950	$6,193

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,939	$4,856
Income taxes	—	30

See accompanying condensed notes to unaudited condensed consolidated financial statements.

ROSE HILLS COMPANY AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying June 30, 2002 interim condensed consolidated financial statements of Rose Hills Company and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the financial condition, condensed results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

The Company, a Delaware corporation, is a wholly owned subsidiary of Rose Hills Holdings Corp. (“RH Holdings”). The Company was formed in 1996 for purposes of acquiring Roses, Inc., the owner and operator of the Rose Hills Mortuary, and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association (the “Association”) and Workman Mill Company, the owners of the real property and other cemetery assets of the Rose Hills Memorial Park (Rose Hills Cemetery).

In April 2001, the shareholders of RH Holdings reached an agreement (“Loewen Blackstone Settlement Agreement”) pursuant to which Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively “Blackstone”), then the beneficial owner of 79.55% of the outstanding common stock of the Company, would exercise its put right and the minority shareholder, a reorganized Loewen Group International, Inc. (“Loewen”), would acquire all of the stock of RH Holdings owned by Blackstone upon Loewen’s emergence from bankruptcy. The U.S. Bankruptcy Court confirmed Loewen’s reorganization plan, including the proposed acquisition of shares of RH Holdings from Blackstone on December 5, 2001, and the plan became effective on January 2, 2002. Effective with its emergence from bankruptcy, Loewen has since been renamed the Alderwoods Group, Inc. (“Alderwoods”). Since the U.S. Bankruptcy Court approved the reorganization plan on December 5, 2001, such approval effectively obligated Blackstone and Loewen to consummate the put agreement. Accordingly, the Company has recorded the push-down of Loewen’s fresh start reporting in its Successor consolidated balance sheet as of December 31, 2001.

On January 3, 2002, in full satisfaction of its obligations under the put arrangement, Alderwoods delivered to Blackstone unsecured, subordinated notes in the aggregate principal amount of $24,678,571 and Alderwoods common stock with an aggregate value of $6,515,143. As a result of the delivery of the consideration, Alderwoods completed its purchase of all of the stock of RH Holdings beneficially owned by Blackstone. Upon closing of the transaction (“Alderwoods Purchase Transaction”), Alderwoods increased its ownership from 20.45% to 100% of the outstanding common stock of RH Holdings, thereby causing the Company to become a wholly owned subsidiary of Alderwoods. The shareholders agreement, and all other agreements, between Alderwoods and Blackstone with respect to the Company terminated as of the closing of the transaction, and Alderwoods became entitled to elect all of the directors of the Company as of such date.

Since the Company has pushed-down the fresh start reporting that occurred as a result of Loewen’s purchase of Blackstone’s interest in the Company, the Company’s Successor statement of operations and statement of cash flows for the three months and six months ended June 30, 2002 are presented on a different cost basis than the Predecessor statement of operations and statement of cash flows for the three and six months ended June 30, 2001. Therefore, such statements are not comparable.

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

Reclassifications

Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

2.    CRITICAL ACCOUNTING POLICIES

Cemetery Revenue Recognition

Pre-need sales of cemetery interment rights are recognized in accordance with the guidance of Statement of Financial Accounting Standards (SFAS) No.66, Accounting for the Sales of Real Estate. Accordingly, sales of interment rights are recognized under the full accrual method, the percentage of completion method, or the deposit method depending on the level of the buyer’s down payment and any continuing involvement the Company has in developing sold property. Direct and acquisition costs of the sales are deferred and recognized concurrent with the recognition of deferred sales.

Allowances for anticipated customer cancellations and refunds are provided at the date of sale based on management’s estimate of expected cancellations using historical trends. Actual cancellation rates in the future may result in a change in estimate.

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

It is the Company’s policy to voluntarily trust 100% of pre-need service revenue when contracts are paid in full. Also, the Company has an agreement with a vendor to purchase pre-need merchandise when the sales contracts are paid in full. Funds voluntarily trusted for pre-need cemetery services are included in the consolidated financial statements.

Funeral Revenue Recognition

Pre-arranged funeral services contracts provide for future funeral services and are generally determined by prices prevailing at the time the contract is signed. The payments made under the contract are either placed in trust or are used to pay the premiums of third-party life insurance policies under which the Company is designated as the beneficiary. The pre-need funeral insurance policies sold by the Company are whole-life policies sold on a pre-need basis to pay for the cost of funeral services. Commissions earned are based on a combination of factors, such as the amount of funeral cost coverage sold, the age of the insured and the volume of monthly sales activity. Insurance commissions earned and related selling expenses are recognized when the insurance company accepts the policies. Except for insurance commissions and amounts not required to be trusted, which are used to defray the initial costs of administration, no income is recognized until the performance of a specific funeral.

Income from trust fund principal amounts and insurance contract amounts, together with trust fund investment earnings retained in trust and annual insurance benefits, are deferred until the service is performed. The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services. Upon performance of the specific funeral service, the Company will recognize the trust fund principal amount or insurance contract amounts together with the accumulated trust earnings and annual insurance benefits as funeral revenues. Costs relating to the sale of pre-arranged funeral services, including sales commission expense, are expensed in the period incurred.

At-need funeral services revenues are recognized when the service is performed.

Valuation of Long-Lived Assets

Through December 31, 2001, the Company accounted for long-lived assets under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Recoverability of assets to be held and used were measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment recognized was measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of were reported at the lower of the carrying amount or fair value, less cost to sell.

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

Valuation of Goodwill

Through December 31, 2001, the excess of purchase price over the fair value of identifiable net assets acquired (goodwill) was being amortized by use of the straight-line method over a 40-year period.

Effective January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. There was no adjustment to goodwill upon the adoption of SFAS 142 due to the elimination of predecessor goodwill and the successor goodwill recorded at the consummation of the change in ownership on December 31, 2001. As a result of the adoption of SFAS 142, the Company did not record any amortization expense of goodwill for the six months ended June 30, 2002.

The following table shows the impact of the adoption of SFAS 142 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	Predecessor	Successor	Predecessor	Successor
	2001	2002	2001	2002
Reported net (loss) income	$(1,765)	$1,191	$(2,606)	$1,861
Add back: Goodwill amortization	822	—	1,644	—

Adjusted net (loss) income	$(943)	$1,191	$(962)	$1,861

3.    NEW ACCOUNTING PRONOUNCEMENTS

On August 16, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company expects that the adoption of SFAS No. 143 will not have a material impact on the Company’s results from operations.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30 (“APB 30”) “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial position and results of operations.

4.    INCOME TAXES

In connection with the Alderwoods Purchase Transaction effective January 3, 2002, the Company will be included in the consolidated income tax returns of the Alderwoods Group, Inc. Net operating loss carryover benefits are not available to offset income in 2002.

The income tax provision for the three and the six-month periods ended June 30, 2002 was $0.9 million and $1.3 million, respectively, and reflects an effective income tax rate of 41%. The current period income tax liability is due to the Alderwoods Group, Inc. and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheet. Prior to 2002, the Company filed separate income tax returns.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Rose Hills Company, a Delaware corporation, is a wholly owned subsidiary of RH Holdings. The Company was formed in 1996 for purposes of acquiring Roses, Inc., the owner and operator of the Rose Hills Mortuary, and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association and Workman Mill Company, the owners of the real property and other cemetery assets of the Rose Hills Memorial Park.

In April 2001, the shareholders of RH Holdings reached an agreement pursuant to which Blackstone, then the beneficial owner of 79.55% of the outstanding common stock of the Company, would exercise its put right and the minority shareholder, a reorganized Loewen, would acquire all of the stock of RH Holdings owned by Blackstone upon Loewen’s emergence from bankruptcy. The U.S. Bankruptcy Court confirmed Loewen’s reorganization plan, including the proposed acquisition of shares of RH Holdings from Blackstone on December 5, 2001, and the plan became effective on January 2, 2002. Effective with its emergence from bankruptcy, Loewen has since been renamed the Alderwoods Group, Inc. Since the U.S. Bankruptcy Court approved the reorganization plan on December 5, 2001, such approval effectively obligated Blackstone and Loewen to consummate the put agreement. Accordingly, the Company has recorded the push-down of Loewen fresh start reporting in its Successor consolidated balance sheet as of December 31, 2001.

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

Since the Company has pushed-down the fresh start reporting that occurred as a result of Loewen’s purchase of Blackstone’s interest in the company, the Company’s Successor statement of operations and statement of cash flows for the three and six months ended June 30, 2002 are presented on a different cost basis than the Predecessor statement of operations and statement of cash flows for the three and six months ended June 30, 2001. Therefore, such statements are not comparable.

Rose Hills Mortuary and Memorial Park is the largest, single-location cemetery and funeral home combination in the United States, and the Cemetery is the largest, single-location cemetery in the United States. Rose Hills Memorial Park and the Rose Hills Mortuary have been continuously operating since 1914 and 1956, respectively. Rose Hills is situated less than 14 miles from downtown Los Angeles on approximately 1,400 acres of land near Whittier, California. In addition to Rose Hills, the Company operated 10 funeral homes, 2 funeral home cemetery combination properties and 1 cemetery property (“Affiliates”) as of June 30, 2002. Management believes that Rose Hills, together with the Affiliates, constitute a strategic assembly of cemeteries and funeral homes in the greater Los Angeles area.

CRITICAL ACCOUNTING POLICIES

Accounting policies that the Company believes are most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective or complex judgments are described under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Rose Hills and Subsidiaries’ Annual Report as at December 31, 2001, on Form 10-K as filed with the U.S. Securities and Exchange Commission. Such critical accounting policies are also summarized in note 2 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q, which is hereby incorporated by reference.

RESULTS OF OPERATIONS

The following table sets forth details of certain income statement data (in millions):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2001	2002	2001	2002
Sales and service:
Funeral:
Services and merchandise	$6.9	$7.2	$14.8	$14.8
Insurance commissions	0.8	1.1	1.7	1.9
Disposed locations	0.3	—	0.7	—
Other	0.1	—	0.1	0.1
Cemetery:
Before need	7.3	6.5	10.9	10.9
At-need	4.1	4.0	8.4	8.2
Endowment care	0.9	0.7	2.0	1.6

Total sales and services	$20.4	$19.5	$38.6	$37.5

Gross profit (loss):
Funeral sales and services	2.3	3.0	5.3	5.8
Cemetery sales and services	3.0	2.9	4.1	5.1
Disposed locations	(0.1)	—	(0.1)	—

Total gross profit	$5.2	$5.9	$9.3	$10.9

The following table sets forth certain income statement data as a percentage of total sales for the Company.

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2001	2002	2001	2002
Sales and services:
Funeral sales and services	39.7%	42.8%	44.7%	44.8%
Cemetery sales and services	60.3%	57.2%	55.3%	55.2%

Total sales and services	100.0%	100.0%	100.0%	100.0%
Gross profit:
Funeral sales and services	27.2%	36.2%	30.0%	34.3%
Cemetery sales and services	24.4%	25.9%	19.5%	24.7%
Total gross profit	25.5%	30.3%	24.2%	29.0%
General and administrative expenses	7.4%	7.7%	7.8%	8.3%
Interest expense	18.6%	15.4%	20.0%	15.7%

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Consolidated revenues for the quarter ended June 30, 2002 were $19.5 million compared to $20.4 million for the quarter ended June 30, 2001. Consolidated gross profit for the second quarter of 2002 totaled $5.9 million compared to $5.2 million for the second quarter of 2001. As a percentage of revenue, consolidated gross margin percentage for the second quarter increased to 30.3% in 2002 from 25.5% in the same quarter of 2001.

Funeral Operations:

Revenues from funeral operations increased 2.5% to $8.3 million compared to $8.1 million for the quarter in the previous year. Excluding revenues from locations that were sold in June 2001, revenues increased $0.5 million, a 6.4% increase from the prior year’s quarter. The primary reason for the increase was a $0.3 million increase in insurance commission revenue earned on sales of pre-need funeral insurance policies. On a same store basis, the Company performed 1,748 funeral service calls during 2002 compared to 1,890 in the second quarter of 2001, a 7.5% decrease. The decline in calls from the prior period was offset by an increase in average revenue per call. The increase in call revenue average was due to changes in service and casket product mix at the Rose Hills Whittier funeral home and a price increase implemented on January 1, 2002. The decline in funeral calls from the prior period was largely attributed to new competition at the affiliate funeral home locations. Pre-need funeral revenue for the quarter was $1.1 million compared to $0.8 million in the prior year. The operating margin for the funeral segment increased 30.4% to $3.0 million compared to $2.3 million for the same period last year. As a percentage of sales, the operating margin was 36.2% compared to 27.2% for the same quarter last year. Several factors contributed to the improvement in the operating margin: the increase in pre-need insurance revenue that experiences a high margin, price increases at the Rose Hills funeral home in January 2002, changes in sales service and product mix, and improved funeral service operational efficiencies.

Cemetery Operations:

Revenues from cemetery operations for the quarter was $11.2 million, representing an 8.9% decrease from the same quarter in the prior year. Pre-need cemetery revenues for the second quarter was $6.5 million compared to $7.3 million for the same quarter during the prior year, a decrease of 11.0%. Included in the second quarter of 2001 was a $1.8 million bulk property sale to the International Buddhist Progress Society (IBPS). The cash sale to the IBPS resulted from their exercising an option granted in 1995. No comparable sale was made in the current quarter. Excluding the bulk sale to the IBPS, pre-need cemetery revenues increased 18.2% compared to the prior year’s quarter. The number of pre-need property units sold during the second quarter of 2002 was 2,795, compared to 2,115 units during the same quarter of 2001. At-need cemetery revenue was $4.0 million compared to $4.1 million for the same quarter last year. Total interments at 2,341 were 7.0% lower this period over last year partially offset by an increase in the average property price. The $0.2 million decrease in income from endowment care funds over the same period last year is attributable to lower returns from the endowment care funds’ fixed income portfolios.

The operating margin for the cemetery segment was $2.9 million, a $0.1 million decrease from last year. As a percentage of sales, the operating margin increased from 24.4% for the quarter last year to 25.9% for the quarter in 2002. The primary reasons for the improved operating margin is a change in property sales mix, the lower margin associated with the bulk sale to the IBPS and reduced amortization of cemetery property due to the re-valuation of cemetery inventory resulting from the Alderwoods Purchase Transaction. An increase in pre-need cemetery commission expense, as a percentage of pre-need property sales, partially offset the improvements to the operating margin.

Other:

Corporate general and administrative expense was $1.5 million for the quarters ended June 30, 2001 and 2002. Interest expense for the quarter was $3.0 million, $0.8 million less than the previous year’s quarter due to the reduction of principal and lower interest rates on the Company’s senior floating rate debt.

In April 2001, the Company eliminated 30 staff positions and began a program to consolidate certain affiliate funeral service functions with the Rose Hills Mortuary in an effort to improve operating efficiencies. The Company incurred a charge of $0.3 million during the second quarter of 2001 for severance payments made to the former employees. By June 2001, the Company completed its evaluation of all the affiliate funeral home locations and completed the disposition of four locations. In connection with these dispositions, the Company provided for an asset impairment reserve resulting in a non-recurring charge of $1.6 million. The components of the charge consisted of $1.5 million of goodwill and other assets and $.1 million of lease termination costs.

In July 2001, the Company received a preliminary report from its engineering firm hired to study and evaluate recent land movement in the Rose Hills Memorial Park. Based on Management’s evaluation of the preliminary report, the Company accrued $1.5 million in remediation and related costs in June 2001.

EBITDA, earnings before interest, taxes, depreciation, amortization and non-recurring charges (including cemetery property amortization included in cost of sales), decreased to $6.4 million for the quarter ended June 30, 2002 from $7.5 million for the quarter ended June 30, 2001. The primary reason for the $1.1 million decrease is a large non-recurring bulk sale of cemetery property to the IBPS in April 2001 for $1.8 million, which contributed approximately $1.6 million to the prior period EBITDA. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of a company’s profitability or liquidity.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Consolidated revenues for the six months ended June 30, 2002 were $37.5 million compared to $38.6 million for the six months ended June 30, 2001. Consolidated gross profit totaled $10.9 million compared to $9.3 million for the same period in 2001. As a percentage of revenue, consolidated gross margin increased to 29.0% in 2002 from 24.2% in 2001.

Funeral Operations:

Revenues from funeral operations for the six months ended June 30, 2002 decreased 2.9% to $16.8 million compared to $17.3 million for the same period last year. Excluding revenues from locations that were sold in June 2001, at-need funeral revenues for the current year were $14.8 million, an increase of 1.2% over the previous year. On a same store basis, the Company performed 3,753 funeral service calls during 2002 compared to 3,960 last year, a 5.2% decrease. Pre-need funeral revenues for the period was $1.9 million compared to $1.7 million in the prior year. The operating margin for the funeral segment increased $0.6 million from the previous year. As a percentage of sales, the operating margin was 34.3% compared to 30.0% for the same period last year. The improvement in the operating margins is due to an improvement in funeral service operational efficiencies, price increases at the Rose Hills funeral home in January 2002, and a favorable change in the sales mix of funeral services and products. As of June 30, 2002, the Company had a funeral and cemetery insurance and trust backlog of $176.5 million.

Cemetery Operations:

Revenues from cemetery operations for the six months ended June 30, 2002 decreased 2.8% from the same period last year to $20.7 million. Pre-need cemetery revenues of $10.9 million were comparable to the same period last year. Pre-need cemetery revenues in 2001 include a bulk sale to the IBPS for $1.8 million. No comparable sale was made in the current year. The number of pre-need property units sold during the period was 4,522, a 38.0% increase over last year. At-need cemetery revenue was $8.2 million, a 2.4% decrease compared to last year. Total interments for the period were 5,063 and comparable to the same period last year. The $0.4 million decrease in income from endowment care funds from the same period last year is attributable to lower returns from the endowment care fund’s fixed income portfolios.

The operating margin for the cemetery segment during the period was $5.1 million compared to $4.1 million last year. As a percentage of cemetery revenues, the operating margin increased from 19.5% last year to 24.7% for the current year. The primary reasons for the improvement in margin was the lower margin associated with the IBPS bulk sale in April 2001 and reduced amortization of cemetery property due to the re-valuation of cemetery inventory resulting from the Alderwoods Purchase Transaction. These improvements to the operating margin were partially offset by an increase in pre-need cemetery commission expense, as a percentage of pre-need property sales.

Other:

Corporate general and administrative expense was $3.1 million for the six months ended June 30, 2002 compared to $3.0 million for the same period in 2001. Interest expense for the year was $7.7 million; $1.8 million less than the previous year due to the reduction of principal and lower interest rates on the Company’s senior floating rate debt.

In April 2001, the Company eliminated 30 staff positions and began a program to consolidate certain affiliate funeral service functions with the Rose Hills Mortuary in an effort to improve operating efficiencies. The Company incurred a charge of $0.3 million during the second quarter of 2001 for severance payments made to the former employees. By June 2001, the Company completed its evaluation of all the satellite funeral home locations and completed the disposition of four locations. In connection with these dispositions, the Company provided for an asset impairment reserve resulting in a non-recurring charge of $1.6 million. The components of the charge consisted of $1.5 million of goodwill and other assets and $.1 million of lease termination costs.

In July 2001, the Company received a preliminary report from its engineering firm hired to study and evaluate recent land movement in the Rose Hills Memorial Park. Based on Management’s evaluation of the preliminary report, the Company accrued $1.5 million in remediation and related costs in June 2001.

EBITDA, earnings before interest, taxes, depreciation, amortization and non-recurring charges (including cemetery property amortization included in cost of sales), decreased to $11.8 million for the six months ended June 30, 2002 from $12.6 million for the six months ended June 30, 2001. The primary reason for the $0.8 million decrease is a large non-recurring bulk sale of cemetery property to the IBPS in April 2001 for $1.8 million, which contributed approximately $1.6 million to the prior period EBITDA. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of a company’s profitability or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s total outstanding indebtedness as of June 30, 2002 was $136.1 million. The Company presently believes that, based upon current levels of operations and anticipated growth (in pre-need cemetery property sales) and the availability of the Bank Revolving Facility (see Bank Term Facility below), it can meet working capital and short-term liquidity requirements for current operations, satisfy its contingent obligations and service its indebtedness through April 1, 2003. Under the terms of the bank senior-term loan (see Bank Term Facility below), a $26.0 million installment is due May 1, 2003.

Net cash provided by operating activities was $5.0 million for the six months ended June 30, 2002, compared to $4.8 million for the same period in 2001. Management’s efforts to increase the downpayment on pre-need cemetery installment contracts and the reduction of interest expense have contributed to the improved net cash provided by operating activities. In January 2002, a one-time $2.5 million Change in Control payment to management partially offset the increase in net cash provided by operating activities.

The primary use of cash will be for working capital, principal payments on outstanding long-term indebtedness and capital expenditures as permitted under the terms of bank agreements. Although the Company has no material commitments for capital expenditures, the Company anticipates capital expenditures of approximately $3.3 million for 2002, which includes $2.3 million in internal growth initiatives, including cemetery property development, and $1.0 million for fixed asset expenditures.

The working capital ratio as of June 30, 2002 was 0.4 compared to 1.0 at December 31, 2001. The decrease is due to the accelerating maturities of the bank senior-term loan (see Bank Term Facility below). The bank senior-term loan is payable, subject to certain conditions, in semi-annual installments in the amounts of $9.0 million in 2002, $26.0 million in May 2003 and $26.0 million upon maturity in November 2003.

The Company currently expects that it will have to obtain new financing to pay some or all the principal amount due at maturity under the Bank Term Facility and under the Notes (see Senior Subordinated Notes below, $80 million due on November 15, 2004). While alternatives are currently being considered, no assurance can be given that such financing will be available to the Company or, if available, that it may be obtained on terms and conditions that are satisfactory to the Company. Further, the Company does not expect Alderwoods to provide additional liquidity in the form of capital contributions or loan guarantees. Under the terms of certain Alderwoods debt agreements, Alderwoods is prohibited from guaranteeing the Company’s debt or contributing capital.

Bank Term Facility

In connection with the 1996 acquisition, the Company entered into senior secured amortization extended term loan facilities (the “Bank Term Facility”). The Bank Term Facility in an aggregate principal amount of $75.0 million, the proceeds of which were used to finance the 1996 acquisition and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the “Bank Revolving Facility”) in an aggregate principal amount of up to $25.0 million, the proceeds of which are available for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. Effective May 2, 2001 the Company amended the Bank Revolving Facility reducing the aggregate principal amount available to $10.0 million and extending its maturity date to April 1, 2003. Borrowings under the Revolving Credit Facility must be fully paid for a minimum period of 30 days for each 12-month period ending December 1. As of August 9, 2002, the Company had no borrowings under the Revolving Credit Facility, accordingly, any borrowings during the remaining months in 2002 will not be due until April 1, 2003 when the Revolving Credit Facility expires.

All obligations under the Bank Credit Facilities entered into with the lenders or their affiliates in connection therewith are unconditionally guaranteed (the “Bank Guarantees”), jointly and severally, by Rose Hills Holdings Corp. and each of the Company’s existing and future domestic subsidiaries (the “Bank Guarantors”). All obligations of the Company and the Bank Guarantees are secured by first priority security interests in all existing and future assets (including real property located at Rose Hills but excluding other real property and vehicles covered by certificates of title) of the Company and the Bank Guarantors. In addition, the Bank Credit Facilities are secured by a first priority security interest in 100% of the capital stock of the Company and each subsidiary thereof and all intercompany receivables.

Senior Subordinated Notes

In connection with the 1996 acquisition, the Company also issued $80 million of 9-1/2% Senior Subordinated Notes due 2004, which were exchanged in September 1997 for $80 million of 9-1/2% Senior Subordinated Notes due 2004 (the “Notes”) that were registered under the Securities Act of 1933. The Notes mature on November 15, 2004. Interest on the Notes is payable semi-annually on May 15 and November 15 at the annual rate of 9-1/2%. The Notes are redeemable in cash at the option of the Company, in whole or in part, at any time on or after November 15, 2000, at prices ranging from 104.75% with annual reductions to 100% in 2003 plus accrued and unpaid interest, if any, to the redemption date. The proceeds of the Notes were used, in part, to finance the Acquisition Transaction.

The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on: the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Exchange Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates. At June 30, 2002 the Company was in compliance with the terms of the indenture and the Bank Credit Facilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s market risk is impacted by changes in interest rates. Pursuant to the Company’s policies, and depending on market conditions, the Company may utilize derivative financial instruments (such as interest rate collar agreements) from time to time to reduce the impact of adverse changes in interest rates. The Company does not use derivative instruments for speculation or trading purposes, and has no material sensitivity to changes in market rates and prices on its derivative financial instrument positions. The Company did not have any such agreements or instruments in place as of June 30, 2002.

PART II

ITEM 5	OTHER INFORMATION

CONTINGENCIES

The Company is involved in certain matters of threatened and filed litigation, none of which, in the judgment of the Management, will have a material impact on the Company’s consolidated financial position or results of operations.

Environmental audits of the Company’s various properties were conducted in connection with the Acquisition Transaction. Management is aware of certain areas within the Cemetery that have required and may in the future require remediation, including a solid waste disposal area that previously was used to dump rubbish, green waste and used motor oil in the 1970’s. The Company believes that Rose Hills Foundation (the “Foundation”), an unaffiliated company that is the successor to the Association, is obligated to pay for or otherwise indemnify the Company for the remediation costs associated with this area pursuant to the terms of an Environmental Compliance Agreement entered into at the time of the Acquisition Transaction. To date, the Foundation has taken charge of the investigation and remediation of the areas, including installing a cap on the area. In the past the Company and the Foundation have disagreed about the amount of work required to remedy the situation. As a result, the Company retained its own outside technical consultant to further investigate the solid waste disposal area to determine what risks, if any, the solid waste disposal area poses for the Company, and to quantify such risks. The Foundation has recently submitted a report, which incorporated the findings of the Company’s consultant, to the local regional water quality control board (Water Board), concluding that the capping has been successful and requesting that the water board issue a closure letter for the disposal area. The Water board is the agency overseeing the remediation. However, no assurance can be given that the Water Board will agree with the Foundation’s conclusions and issue a letter closing the area, or whether the Water Board will require additional work or monitoring.

In addition, two of the Company’s cemetery properties are located in or near areas of regional groundwater contamination. The Company submitted information in connection with contamination at one of these areas and was informed by the Environmental Protection Agency that the Company will not be included in the Super Fund cleanup of the basin.

During August and September 2000, the Company discovered that there had been some land movement in a portion of the Rose Hills Cemetery. The affected area represents approximately 13 acres of the Cemetery’s approximately 1,400 total acres, and consists of approximately 12,000 interment sites. The Company hired outside geo-technical and engineering consultants to study the affected area to identify the underlying cause and the extent of the land movement, and to make recommendations with regard to both short-term and long-term remediation and stabilization measures. The Company’s consultants advised that the affected area could continue to move, particularly in the event of heavy rainfall during the winter months. Accordingly, during October 2000, the Company began to take some intermediate remediation measures, including the installation of additional dewatering wells in the affected area and the relocation to other areas of the Cemetery (at the Company’s expense) of approximately 140 interred remains that were in the most severely impacted portion of the affected area. Through June 30, 2002, the Company has accommodated over 860 additional families that have requested relocation of interred remains from the affected area.

Based on preliminary reports in July 2001 and additional testing through October 2001, the engineering firm concluded that the land movement most likely had been caused by a combination of geologic, topographic, water and soil conditions within the affected area. The reports also identified a variety of measures that the Company could take to remediate and improve the stability of the land area, including the construction and installation of engineered reinforcement fill berms at the base of the slide, the installation of de-watering wells throughout the affected area, and the implementation of other erosion control measures. Based on these test results and recommendations provided by the engineering firm, the Company decided to undertake complete restoration and stabilization of the affected area. In the first quarter of 2002, the Company began its remediation of the affected area by installing additional de-watering wells. In June 2002, the engineering firm finalized their earthwork construction design plans, including the exact area that would require disinterments and relocation of interred remains in preparation for the construction project. The construction and installation of the reinforcement berms will begin after the necessary disinterments and relocations are completed. The Company expects to begin construction during the fourth quarter 2003 and to complete construction by the end of the second quarter 2004.

In 2001, the Company reserved $3.0 million for the estimated remediation project costs in excess of the availability of remaining Endowment Care Fund (ECF) improvement reserve funds. As of December 31, 2001, the Company’s remaining accrued liability and the ECF improvement reserve fund balance available for remediation totaled approximately $2.0 million and $1.8 million, respectively.

During the six-month period ended June 30, 2002, the Company spent approximately $0.9 million on remediation and related costs. The Company expects to spend approximately $0.2 million during the balance of the current fiscal year. The remaining remediation costs will be spent in 2003 through the second quarter of 2004. As of June 30, 2002, the Company’s remaining accrued liability and the ECF improvement reserve fund balance available for future remediation costs totaled approximately $1.1 million and $1.8 million, respectively. Management believes, based in part on the advice of its geo-technical consultants and the availability of ECF improvement reserves, the Company’s reserve as of June 30, 2002 is adequate to fulfill future remediation cost obligations.

In connection with the Acquisition Transaction, the Rose Hills Memorial Park cemetery land was subject to a significant step-up in assessed value by the County of Los Angeles. Prior to the Acquisition Transaction, the Cemetery was operated as a not-for-profit corporation and was largely exempt from property taxes. In connection with the Acquisition Transaction, the Company obtained an independent appraisal of the fair value of the undeveloped and unsold cemetery property. In early 1998, the Company also engaged an independent property tax consultant to prepare an estimate of the fair value of the property.

In July 2000, the County of Los Angeles completed its property tax reassessment reflecting its opinion of the fair value of Rose Hills’ cemetery property at the Acquisition Transaction date. The County placed a fair value on the cemetery property that is approximately 60% higher than the independent appraisal prepared by the property tax consultant and approximately 50% higher than the fair market value computed by the independent appraiser at the time of the Acquisition Transaction. The Company filed an assessment appeal with the Los Angeles County Assessor; however, the supplemental tax based on the reassessment must be paid during the appeal process.

In May 2002, the Company reached a tentative settlement agreement with the Los Angeles County Tax Assessors Office. Based on the tentative agreement, the Company believes it was adequately reserved as of June 30, 2002.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q include “forward- looking statements” as defined in Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position and its plans to increase revenues and operating margins, reduce general and administrative expenses, take advantage of synergies, and make capital expenditures, and the ability to meet its financial obligations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company’s expectations include those which have been disclosed herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Persons should review the factors identified herein and in the Company’s Form 10-K to understand the risks inherent in such forward-looking statements.

All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the qualifications in the preceding paragraph.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSE HILLS COMPANY

By:	/s/ KENTON C. WOODS
Kenton C. Woods Executive Vice President Finance and Chief Financial Officer, Secretary and Treasurer (Duly Authorized Officer and Principal Financial Officer)

August 13, 2002