Form 10-Q
period 2002-09-30
ROSE HILLS CO
filed 2002-11-14
CIK 1030376

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

The number of outstanding common shares as of November 8, 2002 was 1,000.

ROSE HILLS COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)

ROSE HILLS COMPANY AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND SEPTEMBER 30, 2002
(In thousands)
(UNAUDITED)

	Successor 2001	Successor 2002

ASSETS
Current assets:
Cash and cash equivalents	$7,639	$11,418
Accounts receivable, net of allowances	12,810	9,684
Inventories	939	1,078
Prepaid expenses and other current assets	738	339

Total current assets	22,126	22,519
Long term receivables, net of allowances	182,472	187,491
Cemetery property, at cost	36,078	35,833
Property and equipment, net	83,774	82,229
Deferred tax asset	3,505	3,505
Goodwill	67,385	67,385
Receivables from service trusts	7,942	7,991
Other assets	2,535	2,853

Total assets	$405,817	$409,806

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,126	$12,479
Current portion of long-term debt	9,698	31,551

Total current liabilities	22,824	44,030
Retirement plan liabilities	6,720	6,668
Subordinated notes payable	76,800	77,537
Bank senior-term loan	52,642	26,321
Other long-term debt	979	575
Other liabilities	50	50
Deferred pre-need funeral contract revenue	172,055	178,278
Deferred pre-need cemetery contract revenue	8,866	8,658

Total liabilities	340,936	342,117
Commitments and contingencies
Stockholder’s equity:
Common stock, par value of $.01. Authorized and outstanding 1,000 shares	—	—
Additional paid-in capital	64,881	64,881
Retained Earnings	—	2,808

Total stockholder’s equity	64,881	67,689

Total liabilities and stockholder’s equity	$405,817	$409,806

See accompanying condensed notes to unaudited condensed consolidated financial statements.

ROSE HILLS COMPANY AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30

	Predecessor	Successor	Predecessor	Successor
	2001	2002	2001	2002

Sales and services:
Funeral sales and services	$7,111	$7,220	$24,393	$23,725
Cemetery sales and services	9,460	11,338	30,798	32,358

Total sales and services	16,571	18,558	55,191	56,083

Cost of sales and services:
Funeral sales and services	5,752	5,207	17,847	16,264
Cemetery sales and services	7,808	8,233	24,988	23,826

Total cost of sales and services	13,560	13,440	42,835	40,090

Gross profit	3,011	5,118	12,356	15,993
General and administrative expenses	2,331	1,459	5,376	4,575
Amortization of purchase price in excess of net assets acquired and other intangibles	912	—	2,755	—
Asset write down and other charges	1,000	—	4,425	—

(Loss) income from operations	(1,232)	3,659	(200)	11,418
Other income (expense):
Interest expense	(3,559)	(2,945)	(11,286)	(8,874)
Finance and interest income	742	835	2,257	2,149

Total other expense, net	(2,817)	(2,110)	(9,029)	(6,725)
(Loss) income before income taxes	(4,049)	1,549	(9,229)	4,693
Income tax (benefit) expense	(1,887)	602	(4,461)	1,885

Net (loss) income	$(2,162)	$947	$(4,768)	$2,808

See accompanying condensed notes to unaudited condensed consolidated financial statements.

ROSE HILLS COMPANY AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Nine Months Ended September 30

	Predecessor 2001	Successor 2002

Cash flows from operating activities:
Net (loss) income	$(4,768)	$2,808

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,769	2,637
Amortization of deferred finance cost	1,222	—
Amortization of subordinated notes discount	—	738
Amortization of cemetery property	3,617	1,793
Provision for bad debts and sales cancellations	915	1,034
Asset write-off from disposal of funeral homes	1,455	—
Gain from disposal of property and equipment	(38)	(15)
Changes in operating assets and liabilities:
Accounts receivable	3,214	3,211
Prearranged funeral contracts receivable	—	(6,223)
Inventories	(94)	(140)
Prepaid expenses and other current assets	214	399
Accounts payable and accrued liabilities	(788)	(647)
Retirement plan liabilities	(97)	(52)
Net deferred revenue	(543)	6,015
Other assets and liabilities, net	1,500	(389)

Total adjustments	16,346	8,361

Net cash provided by operating activities	11,578	11,169

Cash flows from investing activities:
Capital expenditures	(3,187)	(2,523)
Proceeds from disposal of property and equipment	98	4

Net cash used in investing activities	(3,089)	(2,519)

Cash flows from financing activities:
Principal payments of long-term debt	(3,476)	(4,719)
Principal payments of capital lease obligations	(517)	(427)
Other long-term debt	(138)	275

Net cash used in financing activities	(4,131)	(4,871)

Net increase in cash and cash equivalents	4,358	3,779
Cash and cash equivalents at beginning of period	8,171	7,639

Cash and cash equivalents at end of period	$12,529	$11,418

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,134	$5,621
Income taxes	—	30

See accompanying condensed notes to unaudited condensed consolidated financial statements.

ROSE HILLS COMPANY AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   BASIS OF PRESENTATION

          The accompanying September 30, 2002 interim condensed consolidated financial statements of Rose Hills Company and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the financial condition, condensed results of operations and cash flows for the periods presented.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

          Since the Company has pushed down the fresh start reporting that occurred as a result of Loewen’s purchase of Blackstone’s interest in the Company, the Company’s Successor statement of operations and statement of cash flows for the three months and nine months ended September 30, 2002 are presented on a different cost basis than the Predecessor statement of operations and statement of cash flows for the three and nine months ended September 30, 2001.  Therefore, such statements are not comparable.

          As of September 30, 2002, the Company operated 10 funeral homes, 3 funeral home and cemetery combination properties and 1 cemetery property in the Southern California area. The Company offers cemetery interment and professional mortuary services, in addition to caskets, memorials, vaults, and flowers for sale on an at-need basis. Pre-need funeral and cemetery products and services are offered on insurance contracts from which the Company earns commission.

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

2.   CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Cemetery Revenue Recognition

          Pre-need sales of cemetery interment rights are recognized in accordance with the guidance of Statement of Financial Accounting Standards (SFAS) No.66, Accounting for the Sales of Real Estate.  Accordingly, sales of interment rights are recognized under the full accrual method, the percentage of completion method, or the deposit method depending on the level of the buyer’s down payment and any continuing involvement the Company has in developing sold property.  Direct costs of the sales are deferred and recognized concurrent with the recognition of deferred sales.  Costs relating to the sale of cemetery interment rights, including sales commissions, are expensed in the period incurred.

          Allowances for anticipated customer cancellations and refunds are provided at the date of sale based on management’s estimate of expected cancellations using historical trends.  Actual cancellation rates in the future may result in a change in estimate.

          Pre-need merchandise and service sales, and their direct costs, are recognized at the time of delivery of merchandise or performance of service.  Costs relating to the sale of merchandise and services, including sales commissions, are expensed in the period incurred.

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

Funeral Revenue Recognition

          Pre-arranged funeral services contracts provide for future funeral services and are generally determined by prices prevailing at the time the contract is signed.  The payments made under the contract are either placed in trust or are used to pay the premiums of third-party life insurance policies under which the Company is designated as the beneficiary.  The pre-need funeral insurance policies sold by the Company are whole-life policies sold on a pre-need basis to pay for the cost of funeral services.  Commissions earned are based on a combination of factors, such as the amount of funeral cost coverage sold, the age of the insured and the volume of monthly sales activity.  Insurance commissions earned and related selling expenses are recognized when the insurance company accepts the policies.  Except for insurance commissions, no income is recognized until the performance of a specific funeral.

          Income from trust fund principal amounts and insurance contract amounts, together with trust fund investment earnings retained in trust and annual insurance benefits, are deferred until the service is performed.  The Company estimates that trust fund investment earnings and annual insurance benefits exceed the increase in cost over time of providing the related services.  Upon performance of the specific funeral service, the Company will recognize the trust fund principal amount or insurance contract amounts together with the accumulated trust earnings and annual insurance benefits as funeral revenues.  Costs relating to the sale of pre-arranged funeral services, including sales commissions, are expensed in the period incurred.

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

          Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment.  There was no adjustment to goodwill upon the adoption of SFAS No. 142 due to the elimination of predecessor goodwill and the successor goodwill recorded at the consummation of the change in ownership on December 31, 2001.  As a result of the adoption of SFAS No. 142, the Company did not record any amortization expense of goodwill for the three and nine months ended September 30, 2002.

The following table shows the impact of the adoption of SFAS No. 142 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30

	Predecessor 2001	Successor 2002	Predecessor 2001	Successor 2002

Reported net (loss) income	$(2,162)	$947	$(4,768)	$2,808
Add back: Goodwill amortization	816	—	2,462	—

Adjusted net (loss) income	$(1,346)	$947	$(2,306)	$2,808

          The Company will perform its annual goodwill analysis as of October 31, 2002.

3.   NEW ACCOUNTING PRONOUNCEMENTS

          In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The Statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred.  When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset.  Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.   The Company expects that the adoption of SFAS No. 143 will not have a material impact on the Company’s results from operations.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30 (“APB 30”) “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial position and results of operations.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged.  The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial position or results from operations.

4.   INCOME TAXES

          In connection with the Alderwoods Purchase Transaction, effective January 3, 2002, the Company will be included in the consolidated income tax returns of the Alderwoods Group, Inc.  Net operating loss carryover benefits are not available to offset income in 2002.

          The income tax provision for the three and the nine-month periods ended September 30, 2002 was $0.6 million and $1.9 million, respectively, and reflects an effective income tax rate of 40%.   The current period income tax liability is due to the Alderwoods Group, Inc. and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheet.   Prior to 2002, the Company filed separate income tax returns.

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

          Since the Company has pushed down the fresh start reporting that occurred as a result of Loewen’s purchase of Blackstone’s interest in the company, the Company’s Successor statement of operations and statement of cash flows for the three and nine months ended September 30, 2002 are presented on a different cost basis than the Predecessor statement of operations and statement of cash flows for the three and nine months ended September 30, 2001.  Therefore, such statements are not comparable.

          Rose Hills Mortuary and Memorial Park is the largest, single-location cemetery and funeral home combination in the United States, and the Cemetery is the largest, single-location cemetery in the United States.  Rose Hills Memorial Park and the Rose Hills Mortuary have been continuously operating since 1914 and 1956, respectively.  Rose Hills is situated less than 14 miles from downtown Los Angeles on approximately 1,400 acres of land near Whittier, California.  In addition to Rose Hills, the Company operated 10 funeral homes, 2 funeral home cemetery combination properties and 1 cemetery property (“Affiliates”) as of September 30, 2002. Management believes that Rose Hills, together with the Affiliates, constitute a strategic assembly of cemeteries and funeral homes in the greater Los Angeles area.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

          Accounting estimates and policies that the Company believes are most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective or complex judgments are described under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Rose Hills and Subsidiaries’ Annual Report as at December 31, 2001, on Form 10-K as filed with the U.S. Securities and Exchange Commission.  Such critical accounting estimates and policies are also summarized in note 2 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth details of certain income statement data (in millions):

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30

	2001	2002	2001	2002

Sales and services:
Funeral:
Services and merchandise	$6.6	$6.3	$21.4	$20.8
Insurance commissions	0.5	.9	2.2	2.8
Disposed locations	—	—	0.7	—
Other	—	—	0.1	0.1
Cemetery:
Pre-need	4.9	6.2	15.8	17.1
At-need	3.8	4.4	12.2	12.9
Endowment care	0.8	0.8	2.8	2.4

Total sales and services	$16.6	$18.6	$55.2	$56.1

Gross profit (loss):
Funeral sales and services	$1.4	$2.0	$6.7	$7.5
Cemetery sales and services	1.6	3.1	5.8	8.5
Disposed locations	—	—	(0.1)	—

Total gross profit	$3.0	$5.1	$12.4	$16.0

Other:
General and administrative expenses	$2.3	$1.5	$5.4	$4.6
Interest expense	$3.6	$2.9	$11.3	$8.9

The following table sets forth certain income statement data as a percentage of total sales for the Company.

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30

	2001	2002	2001	2002

Sales and services:
Funeral sales and services	42.8%	38.7%	44.2%	42.2%
Cemetery sales and services	57.2%	61.3%	55.8%	57.8%

Total sales and services	100.0%	100.0%	100.0%	100.0%
Gross profit:
Funeral sales and services	19.7%	27.8%	27.0%	31.6%
Cemetery sales and services	16.8%	27.2%	18.8%	26.2%
Total gross profit	18.1%	27.4%	22.5%	28.5%
General and administrative expenses	13.9%	8.1%	9.8%	8.2%
Interest expense	21.7%	15.6%	20.5%	15.9%

THREE MONTHS ENDED SEPTEMBER 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

          Consolidated revenues for the quarter ended September 30, 2002 were $18.6 million compared to $16.6 million for the quarter ended September 30, 2001. Consolidated gross profit for the third quarter of 2002 totaled $5.1 million compared to $3.0 million for the third quarter of 2001.  As a percentage of revenue, consolidated gross profit for the third quarter increased to 27.4% in 2002 from 18.1% in the same quarter of 2001.

Funeral Operations:

          Revenues from funeral operations increased 1.4% to $7.2 million compared to $7.1 million for the quarter in the previous year.  The Company performed 1,614 funeral service calls during the third quarter of 2002 compared to 1,754 in the third quarter of 2001, an 8.0% decrease.  The decline in funeral calls from the prior period was largely attributed to increased competition at the affiliate funeral home locations.  The decline in calls was offset by an increase in average revenue per call.  The increase in call revenue average was due to changes in service and casket product mix at the Rose Hills Whittier funeral home and a price increase implemented on January 1, 2002.  Pre-need funeral revenue for the quarter was $0.9 million compared to $0.5 million in the prior year.  Unusually weak September 2001 sales activity and improved sales averages were primarily responsible for the improvement over last year.  The gross margin for the funeral segment increased 42.9% to $2.0 million compared to $1.4 million for the same period last year.  As a percentage of sales, the gross margin was 27.8% compared to 19.7% for the same quarter last year.  Several factors contributed to the improvement in the gross margin: the increase in pre-need insurance revenue that experiences a high margin, price increases at the Rose Hills funeral home in January 2002, changes in sales service and product mix, and improved funeral service operational efficiencies.

Cemetery Operations:

          Revenues from cemetery operations for the quarter were $11.4 million, representing a 20.0% increase from the same quarter in the prior year.  Pre-need cemetery revenues for the third quarter was $6.2 million compared to $4.9 million for the same quarter during the prior year, an increase of 26.5%.  The number of pre-need property units sold during the third quarter of 2002 was 2,398, compared to 1,515 units during the same quarter of 2001.  A discount and interest promotion in September 2002 and unusually weak sales activity in September 2001 contributed to the 58% increase in units sold, but was countered by a decrease in average revenue per unit.  At-need cemetery revenue was $4.4 million compared to $3.8 million for the same quarter last year.  Total interments at 2,263 were 1.8% higher this period over last year.  Income from the endowment care funds were $0.8 million in 2002 and 2001.

          The gross margin for the cemetery segment was $3.1 million, a $1.5 million increase over last year.  As a percentage of sales, the gross margin increased from 16.8% for the quarter last year to 27.2% for the same quarter in 2002.  The primary reasons for the improved gross margin is a change in property sales mix and reduced amortization of cemetery property due to the re-valuation of cemetery inventory resulting from the Alderwoods Purchase Transaction.

Other:

          Corporate general and administrative expense decreased to $1.5 million for the quarter ended September 30, 2002 from $2.3 million for the same quarter in 2001.  The decrease of $0.8 million compared to last year is predominantly due to a one-time charge for a settlement of a lawsuit involving the maintenance of drainage easements for Rose Hills Memorial Park incurred in 2001.  No comparative charges were incurred during the current period.  As a percentage of total sales, general and administrative expenses were 8.1% compared to 13.9% for the same quarter of 2001.

          Interest expense for the quarter was $2.9 million, $0.7 million less than the previous year’s quarter due to the reduction of principal and lower interest rate on the Company’s senior floating rate debt.

          In October 2001, the engineering firm hired to study and evaluate the land movement in the Rose Hills Memorial Park completed additional tests and revised their initial recommendation.  Based upon Management’s evaluation of the revised recommendation, the Company accrued an additional $1.0 million in remediation costs in the quarter ended September 30, 2001.  No comparative charges were incurred during the current period.

          EBITDA, earnings before interest, taxes, depreciation, amortization (including cemetery property amortization included in cost of sales) and non-recurring charges (includes a $1.0 million land movement reserve in 2001), increased to $6.2 million for the quarter ended September 30, 2002 from $3.2 million for the quarter ended September 30, 2001.  The $3.0 million increase over the prior period was due to improved pre-need cemetery sales and sales averages in the funeral and cemetery segments, along with the one-time settlement charge for the maintenance of drainage easements in 2001.  EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of a company’s profitability or liquidity.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

          Consolidated revenues for the nine months ended September 30, 2002 were $56.1 million compared to $55.2 million for the nine months ended September 30, 2001. Consolidated gross profit totaled $16.0 million compared to $12.4 million for the same period in 2001.  As a percentage of revenue, consolidated gross margin increased to 28.5% in 2002 from 22.5% in 2001.

Funeral Operations:

          Revenues from funeral operations for the nine months ended September 30, 2002 decreased 2.9% to $23.7 million compared to $24.4 million for the same period last year.   On a same store basis, the Company performed 5,367 funeral service calls during 2002 compared to 5,714 last year, a 6.1% decrease.  The decline in funeral calls from the prior period was largely attributed to competition at the affiliate funeral home locations.  The decline in calls was partially offset by an increase in average revenue per call.  The increase in call revenue average was due to changes in service and casket product mix at the Rose Hills Whittier funeral home and a price increase implemented on January 1, 2002.  Pre-need funeral revenues for the period was $2.8 million compared to $2.2 million in the prior year.  The gross margin for the funeral segment increased $0.8 million from the previous year.  As a percentage of sales, the gross margin was 31.6% compared to 27.0% for the same period last year.  The improvement in the operating margin is due to an improvement in funeral service operational efficiencies, price increases at the Rose Hills funeral home in January 2002, and a favorable change in the sales mix of funeral services and products.  The Company’s funeral and cemetery insurance and trust backlog has increased $16.6 million since December 31, 2001 to $178.3 million.

Cemetery Operations:

          Revenues from cemetery operations for the nine months ended September 30, 2002 increased 5.2% over the same period last year to $32.4 million.  Pre-need cemetery revenues were $17.1 million compared to $15.8 million last year, an increase of 8.2%.  Pre-need cemetery revenues in 2001 include a bulk sale to the International Buddhist Progress Society (IBPS) for $1.8 million.  No comparable sale was made in the current year.  The number of pre-need property units sold during the current year was 6,920, a 44% increase over last year, but was offset by a decrease in average revenue per unit.  At-need cemetery revenue was $12.9 million, a 5.7% increase compared to last year.  The $0.7 million increase in at-need cemetery revenue over the prior year was primarily a result of price increases at Rose Hills Memorial Park in January 2002.  Total interments for the period were 7,326 and comparable to the same period last year.  The $0.4 million decrease in income from endowment care funds from the prior year is attributable to lower returns from the endowment care funds’ fixed income portfolios.

          The gross margin for the cemetery segment during the period was $8.5 million compared to $5.8 million last year.  As a percentage of cemetery revenues, the gross margin increased from 18.8% last year to 26.2% for the current year.  The primary reasons for the improvement in margin was the lower margin associated with the IBPS bulk sale in April 2001, price increases at Rose Hills Memorial Park and reduced amortization of cemetery property due to the re-valuation of cemetery inventory resulting from the Alderwoods Purchase Transaction.

Other:

          Corporate general and administrative expense was $4.6 million for the nine months ended September 30, 2002 compared to $5.4 million for the same period in 2001.  The decrease of $0.8 million compared to last year is predominantly due to a one-time $0.5 million charge for a settlement of a lawsuit involving the maintenance of drainage easements for Rose Hills Memorial Park and a $0.4 million Phantom Equity Plan charge that were incurred in 2001.  No comparative charges were incurred during the current year.  As a percentage of total sales, general and administrative expenses were 8.2% compared to 9.8% for the same period last year.

          Interest expense for the year was $8.9 million, $2.4 million less than the previous year due to the reduction of principal and lower interest rate on the Company’s senior floating rate debt.

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

          In July 2001, the Company received a preliminary report from its engineering firm hired to study and evaluate recent land movement in the Rose Hills Memorial Park.  Based on Management’s evaluation of the preliminary report, the Company accrued $1.5 million in remediation and related costs in June 2001.  In October 2001, the engineering firm completed additional tests and revised their initial recommendation.  Based upon Management’s evaluation of the revised recommendation, the Company accrued an additional $1.0 million in the third quarter of 2001.

          EBITDA, earnings before interest, taxes, depreciation, amortization (including cemetery property amortization included in cost of sales) and non-recurring charges, increased to $18.0 million for the nine months ended September 30, 2002 from $15.8 million for the nine months ended September 30, 2001.  There were no material non-recurring charges incurred in 2002.  In 2001, non-recurring charges included a $2.5 million charge for the land movement in the Rose Hills Memorial Park and a $0.3 million charge for the April 2001 reduction in workforce.  EBITDA increased $2.2 million due primarily from the cemetery segment’s improved gross margin.  EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of a company’s profitability or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's total outstanding indebtedness as of September 30, 2002 was $136.0 million. The Company presently believes that, based upon current levels of operations and anticipated growth (in pre-need cemetery property sales) and the availability of the Bank Revolving Facility (see Bank Term Facility below), it can meet working capital and short-term liquidity requirements for current operations, satisfy its contingent obligations and service its indebtedness through April 2003. Under the terms of the bank senior-term loan (see Bank Term Facility below), installments are due in the amounts of $4.5 million on November 1, 2002, $26.0 million on May 1, 2003 and $26.0 million upon maturity on November 1, 2003.

          Net cash provided by operating activities was $11.2 million for the nine months ended September 30, 2002, compared to $11.6 million for the same period in 2001. In January 2002, a one-time $2.5 million Change in Control payment to management was primarily responsible for the decrease in cash from operating activities which was offset by a reduction of interest payments compared to the prior year.

          The primary use of cash has been for working capital, principal payments on outstanding long-term indebtedness and capital expenditures as permitted under the terms of bank agreements. Although the Company has no material commitments for capital expenditures in 2002 or 2003, the Company anticipates spending approximately $2.0 million in 2004 for remediation of the land movement experienced at the Rose Hills Memorial Park. The Company anticipates capital expenditures of approximately $3.3 million in 2002, which includes $2.3 million in internal growth initiatives, including cemetery property development, and $1.0 million for fixed asset expenditures.

          The working capital ratio as of September 30, 2002 was 0.5 compared to 1.0 at December 31, 2001. The decrease is due to the accelerating maturities of the bank senior-term loan (see Bank Term Facility below). The bank senior-term loan is payable, subject to certain conditions, in semi-annual installments in the amounts of $9.0 million in 2002, $26.0 million in May 2003 and $26.0 million upon maturity in November 2003.

          The Company presently believes that its projected cash flow will be sufficient to meet its operating needs through April 2003; however, the Company's projected cash flows will not be sufficient to meet the May and November 2003 principal repayment requirements. The Company and Alderwoods continue to actively pursue various refinancing options. No assurance can be given that such financing will be available to the Company or, if available, that it may be obtained on terms and conditions that are satisfactory to the Company. Further, the Company does not expect Alderwoods to provide additional liquidity in the form of capital contributions or loan guarantees. Under the terms of certain Alderwoods debt agreements, Alderwoods is prohibited from guaranteeing the Company's debt or contributing capital. Currently, the Company does not have a refinancing plan in place. Should the various refinancing options not be finalized by May 2003, the Company will be required to take certain actions, including reducing capital expenditures, restructuring its debt, selling assets or seeking additional equity in order to avoid an Event of Default. There can be no assurance that such actions will be effected or will be effective in allowing the Company to meet its principal obligations. Such actions may also have a material adverse effect on the Company's financial condition and results of operations. If the Company is unable to pay the principal installments on its Bank Term Facility or the Senior Subordinated Notes when due, such failure will constitute an Event of Default, entitling the lenders to foreclose on their security interests in all of the assets of the Company.

Bank Term Facility

          In connection with the 1996 acquisition, the Company entered into senior secured amortization extended term loan facilities (the “Bank Term Facility”) in an aggregate principal amount of $75.0 million, the proceeds of which were used to finance the 1996 acquisition and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the “Bank Revolving Facility”) in an aggregate principal amount of up to $25.0 million, the proceeds of which are available for general corporate purposes and a portion of which may be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company.   Effective May 2, 2001 the Company amended the Bank Revolving Facility reducing the aggregate principal amount available to $10.0 million and extending its maturity date to April 1, 2003.  Borrowings under the Revolving Credit Facility must be fully paid for a minimum period of 30 days for each 12-month period ending December 1.  As of November 8, 2002, the Company had no borrowings under the Revolving Credit Facility, accordingly, any borrowings during the remaining months in 2002 will not be due until April 1, 2003 when the Revolving Credit Facility expires.

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

Senior Subordinated Notes

          In connection with the 1996 acquisition, the Company also issued $80 million of 9-1/2% Senior Subordinated Notes due 2004, which were exchanged in September 1997 for $80 million of 9-1/2% Senior Subordinated Notes due 2004 (the “Notes”) that were registered under the Securities Act of 1933.  The Notes mature on November 15, 2004.  Interest on the Notes is payable semi-annually on May 15 and November 15 at the annual rate of 9-1/2%.  The Notes are redeemable in cash at the option of the Company, in whole or in part, at any time on or after November 15, 2000, at prices ranging from 104.75% with annual reductions to 100% in 2003 plus accrued and unpaid interest, if any, to the redemption date.  The proceeds of the Notes were used, in part, to finance the 1996 acquisition.

          The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on: the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations.  In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Exchange Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates.  At September 30, 2002 the Company was in compliance with the terms of the indenture and the Bank Credit Facilities.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Company’s market risk is impacted by changes in interest rates.  Pursuant to the Company’s policies, and depending on market conditions, the Company may utilize derivative financial instruments (such as interest rate collar agreements) from time to time to reduce the impact of adverse changes in interest rates.  The Company does not use derivative instruments for speculation or trading purposes, and has no material sensitivity to changes in market rates and prices on its derivative financial instrument positions.  The Company did not have any such agreements or instruments in place as of September 30, 2002.

ITEM 4.   CONTROLS AND PROCEDURES.

          Within the 90 days preceding the date of this report, Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II

ITEM 5 - OTHER INFORMATION

CONTINGENCIES

          The Company is involved in certain matters of threatened and filed litigation, none of which, in the judgment of the Management, will have a material impact on the Company’s consolidated financial position or results of operations.

          Environmental audits of the Company’s various properties were conducted in connection with the 1996 acquisition.  Management is aware of certain areas within the Cemetery that have required and may in the future require remediation, including a solid waste disposal area that previously was used to dump rubbish, green waste and used motor oil in the 1970’s.  The Company believes that Rose Hills Foundation (the “Foundation”), an unaffiliated company that is the successor to the Association, is obligated to pay for or otherwise indemnify the Company for the remediation costs associated with this area pursuant to the terms of an Environmental Compliance Agreement entered into at the time of the 1996 acquisition.  To date, the Foundation has taken charge of the investigation and remediation of the areas, including installing a cap on the area.  In the past, the Company and the Foundation have disagreed about the amount of work required to remedy the situation.  As a result, the Company retained its own outside technical consultant to further investigate the solid waste disposal area to determine what risks, if any, the solid waste disposal area poses for the Company, and to quantify such risks.  The Foundation has submitted a report, which incorporated the findings of the Company’s consultant, to the local regional water quality control board (Water Board), concluding that the capping has been successful and requesting that the Water Board issue a closure letter for the disposal area.  The Water Board is the agency overseeing the remediation.  In August 2002, the Company received a closure letter from the Water Board indicating no further action is required and monitoring devices can be removed.

          In addition, two of the Company’s cemetery properties are located in or near areas of regional groundwater contamination.  The Company submitted information in connection with contamination at one of these areas and was informed by the Environmental Protection Agency that the Company will not be included in the Super Fund cleanup of the basin.

          During August and September 2000, the Company discovered that there had been some land movement in a portion of the Rose Hills Cemetery.  The affected area represents approximately 13 acres of the Cemetery’s approximately 1,400 total acres, and consists of approximately 12,000 interment sites.  The Company hired outside geo-technical and engineering consultants to study the affected area to identify the underlying cause and the extent of the land movement, and to make recommendations with regard to both short-term and long-term remediation and stabilization measures.  The Company’s consultants advised that the affected area could continue to move, particularly in the event of heavy rainfall during the winter months.  Accordingly, during October 2000, the Company began to take some intermediate remediation measures, including the installation of additional dewatering wells in the affected area and the relocation to other areas of the Cemetery (at the Company’s expense) of approximately 140 interred remains that were in the most severely impacted portion of the affected area.  Through September 30, 2002, the Company has accommodated over 920 additional families that have requested relocation of interred remains from the affected area.

          Based on preliminary reports in July 2001 and additional testing through October 2001, the engineering firm concluded that the land movement most likely had been caused by a combination of geologic, topographic, water and soil conditions within the affected area.  The reports also identified a variety of measures that the Company could take to remediate and improve the stability of the area, including the construction and installation of engineered reinforcement fill berms at the base of the slide, the installation of de-watering wells throughout the affected area, and the implementation of other erosion control measures.  Based on these test results and recommendations provided by the engineering firm, the Company decided to undertake complete restoration and stabilization of the affected area.  In the first quarter of 2002, the Company began its remediation of the affected area by installing additional de-watering wells.  In June 2002, the engineering firm finalized their earthwork construction design plans, including the exact area that would require disinterments and relocation of interred remains in preparation for the construction project.  The construction and installation of the reinforcement berms will begin after the necessary disinterments and relocations are completed.  The Company expects to begin construction during the first quarter 2004 and to complete construction by the end of the third quarter 2004.

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

          During the nine-month period ended September 30, 2002, the Company spent approximately $1.0 million on remediation and related costs.  The Company expects to spend approximately $0.2 million during the balance of the current fiscal year.  The remaining remediation costs will be spent in 2003 through the third quarter of 2004.  As of September 30, 2002, the Company’s remaining accrued liability and the ECF improvement reserve fund balance available for future remediation costs totaled approximately $1.0 million and $1.8 million, respectively.  Management believes, based in part on the advice of its geo-technical consultants and the availability of ECF improvement reserves, the Company’s reserve as of September 30, 2002 is adequate to fulfill future remediation cost obligations.

          In connection with the 1996 acquisition, the Rose Hills Memorial Park cemetery land was subject to a significant step-up in assessed value by the County of Los Angeles.  Prior to the 1996 acquisition, the Cemetery was operated as a not-for-profit corporation and was largely exempt from property taxes.  In connection with the 1996 acquisition, the Company obtained an independent appraisal of the fair value of the undeveloped and unsold cemetery property.  In early 1998, the Company also engaged an independent property tax consultant to prepare an estimate of the fair value of the property.

          In July 2000, the County of Los Angeles completed its property tax reassessment reflecting its opinion of the fair value of Rose Hills’ cemetery property at the 1996 acquisition date.  The County placed a fair value on the cemetery property that is approximately 60% higher than the independent appraisal prepared by the property tax consultant and approximately 50% higher than the fair market value computed by the independent appraiser at the time of the 1996 acquisition.  The Company filed an assessment appeal with the Los Angeles County Assessor; however, the supplemental tax based on the reassessment must be paid during the appeal process.

          In May 2002, the Company reached a tentative settlement agreement with the Los Angeles County Tax Assessors Office.  Based on the tentative agreement, the Company believes it was adequately reserved as of September 30, 2002.

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

ROSE HILLS COMPANY

/s/ KENTON C. WOODS

Kenton C. Woods Executive Vice President Finance and Chief Financial Officer, Secretary and Treasurer (Duly Authorized Officer and Principal Financial Officer) November 14, 2002

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Dennis C. Poulsen, Chief Executive Officer of Rose Hills Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rose Hills Company;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors:
a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DENNIS C. POULSEN

Dennis C. Poulsen Chief Executive Officer November 14, 2002

CERTIFICATION

I, Kenton C. Woods, Chief Financial Officer of Rose Hills Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rose Hills Company;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors:
a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KENTON C. WOODS

Kenton C. Woods Chief Financial Officer November 14, 2002