Form 10-K
period 2002-12-31
ROSE HILLS CO
filed 2003-03-28
CIK 1030376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-21411

ROSE HILLS COMPANY

(Exact name of registrant as specified in its charter)

Delaware	13-3915765
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3888 South Workman Mill Road

Whittier, California 90601

(Address of principal executive offices) (Zip Code)

(562) 692-1212

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes  ☐  No  ☒

The number of shares outstanding of the Registrant’s common stock as of March 27, 2003, was 1,000.

PART I

ITEM 1.     BUSINESS.

OVERVIEW

Rose Hills Company (the “Company”), a Delaware corporation, is a wholly owned subsidiary of Rose Hills Holdings Corp. (“RH Holdings”). The Company was formed in 1996 for purposes of acquiring Roses, Inc., the owner and operator of the Rose Hills Mortuary, and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association (the “Association”) and Workman Mill Company, the owners of the real property and other cemetery assets of the Rose Hills Memorial Park (Rose Hills Cemetery).

In April 2001, the shareholders of RH Holdings reached an agreement (the “Loewen Blackstone Settlement Agreement”) pursuant to which Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively “Blackstone”), then the beneficial owner of 79.55% of the outstanding common stock of RH Holdings, would exercise its put right and the minority shareholder, a reorganized Loewen Group International, Inc. (“Loewen”), would acquire all of the stock of RH Holdings owned by Blackstone upon Loewen’s emergence from bankruptcy. The U.S. Bankruptcy Court confirmed Loewen’s reorganization plan, including the proposed acquisition of shares of RH Holdings from Blackstone on December 5, 2001, and the plan became effective on January 2, 2002. Effective with its emergence from bankruptcy, Loewen has since been renamed the Alderwoods Group, Inc. (“Alderwoods”). Since the U.S. Bankruptcy Court approved the reorganization plan on December 5, 2001, such approval effectively obligated Blackstone and Alderwoods to consummate the put agreement. Accordingly, the Company has recorded this transaction effective on December 31, 2001.

On January 3, 2002, in full satisfaction of its obligations under the put arrangement, Alderwoods delivered to Blackstone unsecured, subordinated notes in the aggregate principal amount of $24,678,571 and Alderwoods common stock with an aggregate value of $6,515,143. As a result of the delivery of the consideration, Alderwoods completed its purchase of all of the stock of RH Holdings beneficially owned by Blackstone. Upon closing of the transaction (“Alderwoods Purchase Transaction”), Alderwoods increased its ownership from 20.45% to 100% of the outstanding common stock of RH Holdings, thereby causing the Company to become a wholly owned subsidiary of Alderwoods. All shareholders and other agreements between Alderwoods and Blackstone with respect to the Company terminated as of the closing of the transaction, and Alderwoods became entitled to elect all of the directors of the Company as of such date.

Since the Company has pushed-down the fresh-start reporting that occurred as a result of Alderwoods’ purchase of Blackstone’s interest in the Company, the Company’s successor statement of operations and statement of cash flows for the year ended December 31, 2002 are presented on a different cost basis than the predecessor statement of operations and statement of cash flows for the years ended December 31, 2001 and 2000. Therefore, such statements are not comparable.

Rose Hills Mortuary and Memorial Park is the largest, single-location cemetery and funeral home combination in the United States, and the Cemetery is the largest, single-location cemetery in the United States. Rose Hills Memorial Park and the Rose Hills Mortuary have been continuously operating since 1914 and 1956, respectively. Rose Hills is situated less than 14 miles from downtown Los Angeles on approximately 1,400 acres of land near Whittier, California. In addition to Rose Hills, the Company operated 9 funeral homes, 2 funeral home cemetery combination properties and 1 cemetery property (“Affiliates”) as of December 31, 2002. Management believes that Rose Hills, together with the Affiliates, constitute a strategic assembly of cemeteries and funeral homes in the greater Los Angeles area.

THE DEATH CARE INDUSTRY AND LOCAL CHARACTERISTICS

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

Historically, the death care industry has been made up of relatively small, family owned and operated businesses. In the last several decades, several large “consolidators” have sought to take advantage of economies of scale by acquiring a large number of smaller funeral homes and cemeteries. Management believes large consolidators serve approximately 20% of the overall market in the United States. In 1999, the trend toward consolidation changed significantly. Two of the larger consolidators, Service Corporation, International and Stewart Enterprises, Inc, both of which compete directly in the Company’s market, announced plans to significantly curtail their acquisition activity and to offer properties for sale. In June 1999, the second largest consolidator, Loewen, now a reorganized Alderwoods and beneficial owner of 100% of the Company, entered into bankruptcy proceedings, abandoned its acquisition strategy and began to offer properties for sale. These trends of curtailed acquisition activity continued through 2002. Although acquisitions have been curtailed, one of the major consolidators has made significant investments in new funeral homes through its relationship with the Archdiocese of Los Angeles which compete directly with the Company’s funeral homes.

The Company attracts customers from a geographic region encompassing substantially all of Los Angeles County and the northern portion of Orange County. According to statistics compiled by the State of California Department of Health Services, the Census Bureau and Los Angeles County, the estimated population of Los Angeles County was approximately 9.9 million people (over 3 million households) in 2000. Approximately 17% of this population was age 55 or older, 10% age 65 or older, and 4% age 75 or older. The death rate in Los Angeles County has demonstrated stability over the last decade and the number of deaths is expected to increase in step with the 1% annual projected population growth in Los Angeles County over the next five years. However, slight year-to-year variations can occur in the number of deaths. In 2001, deaths for Los Angeles County increased by approximately 1%. Current year’s data through October 2002 indicates deaths have decreased 0.8% from the same 10 month period in 2001.

The Company believes that significant barriers exist for new competitors to enter the funeral and cemetery business within the Los Angeles market. Development of new cemetery property requires significant capital investment over several years. New cemeteries must also meet the demands of a rigorous local entitlement process. Management believes that Rose Hills’ strategic location and large amount of undeveloped and unsold cemetery property provide it with a significant long-term competitive advantage.

OPERATIONS

Funeral Operations

The Rose Hills Mortuary, which first began operations in 1956, provides a complete range of funeral services, including collection of remains, certification of death, embalming, sale of caskets and related merchandise, sale of flowers, visitation facilities and transportation to place of services and to burial sites. An experienced counselor coordinates all funeral arrangements provided to each mortuary customer with the assistance of a centralized computer system. Management believes its centralized computer and operating systems combine to reduce fixed costs per funeral call, giving the Rose Hills Mortuary a competitive advantage over smaller, independently operated funeral homes. The Mortuary has the current capacity to provide over 30 funeral services per day. In 2002, the Rose Hills Mortuary performed approximately 4,900 funeral calls.

In addition to the Rose Hills Mortuary, the Company also operates 9 funeral homes and 2 funeral home cemetery combination properties located in Los Angeles and Northern Orange County. These affiliate funeral homes provide a wide variety of funeral services to various communities in such counties. While the demographics of the population served by these funeral homes, taken as a whole, are generally similar to that of

Rose Hills’ clients, the smaller size and unique location of each funeral home has led each to develop a demographically unique client base within its particular community. Therefore, as a result of this extended cluster of funeral service providers, Management believes that the strategically located affiliate locations permit the Company to access a base of mortuary clients that it otherwise would be unable to develop solely from its location near Whittier. In 2002, the affiliate funeral homes performed approximately 2,100 calls.

The Rose Hills Mortuary and its affiliate funeral homes sell funeral services on both an at-need and a pre-need basis. Substantially all pre-need funeral services offered by the Company have been funded through the sale of a life insurance product. Under the insurance plan, the Company is named the beneficiary of the insurance policy. Revenue related to the contracted services is recognized when such services are provided, although the Company’s general agent commission income and related selling expenses are recognized upon the sale of such policies. On the date of performance of the prearranged funeral service, the Company recognizes funeral service income and the proceeds received under the policy are applied against the contract. Currently, the Company has an arrangement with its third party insurance carrier which locks in the price of caskets at the time an insurance policy is sold, protecting future casket margins. Prior to 1987, the Rose Hills Mortuary offered trust-backed and debenture-backed pre-need products.

Substantially all revenues from funeral operations are derived from at-need services (including services funded through insurance policies). In 2002, total revenues from at-need services accounted for 88% (35% from pre-need conversions) of funeral operation revenue and 35% of total Company revenue. The remaining 12% of funeral operation revenue for the period was derived from insurance commission income and trust administration fees. The amount and percentage of the Company’s total revenues contributed by the funeral operations during each of the last three fiscal years is set forth herein under the caption “Item 7—Management’s Discussion and Analysis.” For additional information about the revenues, income and assets attributable to the Company’s mortuary operations, see note 22 to the Company’s consolidated financial statements which are included as part of this Annual Report on Form 10-K.

Cemetery Operations

The Rose Hills Cemetery is the largest single location cemetery in the United States and consists of approximately 1,457 total acres. As of December 31, 2002, the cemetery property is described as approximately 740 acres of developed and sold, 33 acres of developed and unsold and 632 acres of undeveloped permitted cemetery property. The Company estimates that approximately 326 acres of the undeveloped property is rugged terrain (including a utility company easement) and cannot be easily developed for cemetery property for economic and environmental reasons. Since its founding in 1914, the Rose Hills Cemetery has performed over 350,000 interments, of which 9,046 occurred in 2002. The Rose Hills Cemetery provides a complete line of cemetery products (including a selection of burial spaces, private estates, vaults, crypts, memorials and niches) and burial and cremation services on both an at-need and pre-need basis.

In addition to the Rose Hills Cemetery, the Company also operates one small cemetery located in Los Angeles and two funeral home cemetery combinations located in Northern Orange County. In 2002, the Company performed 661 interments at these locations.

Pre-need sales of cemetery interment rights are generally recognized as revenue when the customer contracts are signed with concurrent recognition of related costs. In cases where inadequate initial down payments are made (less than 10%) pre-need cemetery interment rights are deferred until the minimum percentage of the sales has been collected. When cemetery property is not fully developed and significant development costs remain, cemetery interment rights revenue is deferred and recognized on a percentage of completion basis.

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

In 2002, approximately 56% of cemetery revenue and 33% of total Company revenue was derived from pre-need sales of cemetery interment rights. The amount and percentage of the Company’s total revenue contributed by the cemetery operations during each of the last three fiscal years is set forth herein under the caption “Item 7—Management’s Discussion and Analysis.” For additional information concerning the revenues, income and assets attributable to the Company’s cemetery operations, see Note 22 to the Company’s consolidated financial statements which are included as part of this Annual Report on Form 10-K.

COMPETITION

The Company competes with a number of sectarian and nonsectarian mortuaries and cemeteries in the greater Los Angeles area. Mortuary competition is primarily from small, local mortuaries that attract customers through the personal reputation of the funeral director and their ability to tailor their services to their local ethnic, religious or fraternal communities. Cemetery competition comes primarily from Forest Lawn, Inglewood, Oakdale, Live Oak and Memory Gardens cemeteries, as well as a number of cemeteries owned by the Catholic Church. The Company’s primary methods of competition in both its mortuary and cemetery operations consist of building goodwill in the community by continually strengthening and leveraging its heritage and name recognition and developing its infrastructure to further improve its ability to serve the diverse population of the greater Los Angeles area.

The Company also faces competition from large “consolidators” in the industry as well as casket retailers (including internet casket stores) and low-cost funeral providers. Such competitors include several large, publicly traded multinational funeral services companies, including Service Corporation International and Stewart Enterprises, Inc. Management believes that, in the Los Angeles area, large consolidators control over 20% of the funeral market, and together with large independents, control over 40% of the Los Angeles funeral market. Alderwoods, the parent of the Company, does not own or operate funeral homes and cemeteries that directly compete with the Company in its markets.

In 2002, cremations represented 22% of Rose Hills’ funeral business and 33% of its Affiliates’ funeral business. In 2001, cremations in the Los Angeles market area were approximately 35% of total death cases. The Company’s traditional funeral and cemetery operations face increasing competition from non-traditional cremation and alternative service firms. The Company believes that it can capitalize on its reputation and name to compete with lesser-known companies through its own alternative service strategy, which include products and services tailored to the cremation market.

REGULATION

The Company’s operations are regulated by the State of California, which regulates the sale of cemetery property and funeral services and commodities, and licenses sales persons, funeral directors and others engaged in the provision of these services. California state regulations require, among other things, that a portion of the funds received by the Company in connection with all cemetery sales be deposited in an endowment care fund. The principal of such endowment care fund must be invested and the income from such investment may be used only for the development, improvement, embellishment and maintenance of the cemetery. Capital gains from investments in the fund can be set-aside in a special reserve fund for major maintenance and repair projects. California state regulations also require that money received from the sale of pre-need funeral service contracts be held in trust until the services are delivered, that such contracts may be cancelled by the customer at any time prior to the delivery of such services and that upon any such cancellation the principal and interest of such trust (less, in certain cases, a revocation fee) be repaid to the customer.

The Company’s operations must also comply with federal legislation, including the laws administered by the Occupational Safety and Health Administration, the Americans with Disabilities Act and the Federal Trade Commission (“FTC”). The FTC administers the Trade Regulation Rule on Funeral Industry Practices (the “Funeral Rule”). The Funeral Rule defines certain acts and practices in connection with the provision of funeral goods and services as unfair or deceptive and sets forth various requirements intended to prevent such unfair or deceptive acts and practices.

The Company currently markets its pre-need sales programs through various communication channels, including outbound telemarketing. The Company believes that it is in compliance with the regulations of the Federal Telemarketing Consumer Fraud and Abuse Act that restrict the methods and timing of telemarketing sales calls. Recently, the FTC has passed legislation requiring telemarketing firms to maintain separate “do-not-call” lists.

The Company believes that it is currently in substantial compliance with all other applicable federal, state and local laws and regulations specifically applicable to the cemetery and mortuary businesses as presently conducted. The Company cannot predict the outcome of any proposed legislation or regulation, or the effect that any such legislation or regulation might have on the Company, its business or results of operations.

ENVIRONMENTAL MATTERS

The Company’s operations are subject to various federal, state and local environmental laws and regulations, including those pertaining to remediation of hazardous substances, the handling and disposal of biological materials and protection of endangered or threatened species. These laws and regulations may require the Company to incur compliance, remediation and other costs from time to time or restrict development in certain environmentally sensitive areas.

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

During August and September 2000, the Company discovered that there had been some land movement in a portion of the Rose Hills Cemetery. The affected area represents approximately 13 acres of the Cemetery’s approximately 1,400 total acres, and consists of approximately 12,000 interment sites. The Company hired outside geo-technical and engineering consultants to study the affected area to identify the underlying cause and the extent of the land movement, and to make recommendations with regard to both short-term and long-term remediation and stabilization measures. The Company’s consultants advised that the affected area could continue to move, particularly in the event of heavy rainfall during the winter months. Accordingly, during October 2000, the Company began to take some intermediate remediation measures, including the installation of additional dewatering wells in the affected area and the relocation to other areas of the Cemetery (at the Company’s expense) of approximately 140 interred remains that were in the most severely impacted portion of the affected area. Through December 31, 2002, the Company has accommodated over 1,100 additional families that have requested relocation of interred remains from the affected area.

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

In 2001, the Company reserved $3.0 million for the estimated remediation project costs in excess of the availability of remaining Endowment Care Fund (ECF) improvement reserve funds. The Company spent approximately $1.0 million in each of the years ended December 31, 2001 and 2002 on remediation and related costs. The remaining remediation costs will be spent in 2003 through the third quarter of 2004. As of December 31, 2002, the Company’s remaining accrued liability and the ECF improvement reserve fund balance available for future remediation costs totaled approximately $1.0 million and $1.8 million, respectively. Management believes, based in part on the advice of its geo-technical consultants and the availability of ECF improvement reserves, the Company’s reserve as of December 31, 2002 is adequate to fulfill future remediation cost obligations.

EMPLOYEES

As of December 31, 2002, the Company had 678 employees. In general, Management believes that the Company’s relationship with its employees is good.

In January 2003, the Company was notified by the National Labor Relations Board (“NLRB”) that the Teamsters Union petitioned to be the collective bargaining agent for approximately 60 employees of the Company. On February 28, 2003, a majority of the 60 employees voted to have the Teamsters Union represent them as a collective bargaining agent. Negotiations on the collective bargaining agreement have not commenced.

ITEM 2.     PROPERTIES.

The property on which the Rose Hills Cemetery is located consists of approximately 1,457 total acres. As of December 31, 2002, the cemetery property is described as approximately 740 acres of developed and sold, 33 acres of developed and unsold and 632 acres of undeveloped permitted cemetery property. The Company estimates that approximately 326 acres of the undeveloped property is rugged terrain (including a utility company easement) and cannot be easily developed for cemetery property for economic and environmental reasons. Also located on the grounds of Rose Hills are eight chapels that seat over 800 people in the aggregate, seven mausoleums, 39 visitation rooms, a crematory and a 43,460 square foot administrative building. In addition to the above facilities, Sky Rose Chapel, a 26,490 square foot chapel and mausoleum facility, is also located on the Cemetery grounds.

The Mortuary’s facilities consist of 13.3 acres of land, a two-story, 74,000 square foot mortuary and administrative building (inclusive of relevant properties above), an adjacent flower shop and storage facilities.

The Affiliate’s locations consist of the funeral homes and combination properties located in the cities listed below:

Name	Location
Rose Hills Affiliates (nine funeral homes)	West Covina, Covina, Glendora, La Puente (two locations) Bellflower, Brea, Garden Grove West Hollywood
Harbor Lawn Mount Olive Memorial Park (1)	Costa Mesa
Melrose Abbey (including Angels Lawn Memorial Park) (2)	Anaheim
Home of Peace Memorial Park (3)	Los Angeles

(1)	Combination property located on 28 acres; includes a funeral home and a cemetery (with crematory).
(2)	Combination property located on 20 acres; includes a funeral home and a cemetery.
(3)	Cemetery property located on 35 acres; includes a funeral home that, while not currently in use, can be made fully operational.

The Company owns ten of the Affiliate locations, while the remaining two are leased.

The obligations of RH Holdings, the Company and each of the Company’s existing and future domestic subsidiaries under the Bank Credit Facilities (as defined below) are secured by a first priority security interest in all existing and future assets (including the real property located at Rose Hills, but excluding other real property and vehicles covered by certificates of title) of each such entity. See item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 3.     LEGAL PROCEEDINGS.

The Company is party to certain legal proceedings in the ordinary course of its business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on the Company’s financial condition or results of operation.

In connection with the 1996 acquisition, the Rose Hills Memorial Park cemetery land was subject to a significant step-up in assessed value by the County of Los Angeles. In July 2000, the County of Los Angeles completed its property tax reassessment reflecting its opinion of the fair value of Rose Hills’ cemetery property at the 1996 acquisition date. The County placed a fair value on the cemetery property that is approximately 60% higher than the independent appraisal prepared by a property tax consultant and approximately 50% higher than the fair market value computed by an independent appraiser at the time of the 1996 acquisition. The Company filed an assessment appeal with the Los Angeles County Assessor. In December 2002, the Company received written notification from the Los Angeles County Assessor’s Office that the 1996 property base taxable value was reduced to an amount consistent with the property tax expense accrued by the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

In connection with the acquisition of Rose Hills in 1996, the Company issued 1,000 shares of Common Stock to RH Holdings. This represents all of the outstanding Common Stock of the Company.

There is no established public trading market for the Common Stock of the Company.

ITEM 6.     SELECTED FINANCIAL DATA.

The following table sets forth certain selected consolidated financial data for the Company as of and for the fiscal year ended December 31, 2002, and as of and for each of the preceding four fiscal years. The selected financial data under the captions “Income Statement Data”, “Other Financial Data” and “Balance Sheet Data” for the years ended December 31, 1998 through 2002 were derived from the Company’s financial statements.

Effective January 1, 2000, the Company changed its method of accounting for revenue recognized on sales of pre-need interment rights, cemetery services and merchandise, and for earnings realized through the cemetery service and merchandise trust funds. For further details, see note 5 to the Company’s consolidated financial statements included in Item 15. Data for fiscal years 1998 through 1999 are presented as originally reported.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company’s consolidated financial statements and notes thereto and other financial information included elsewhere in this report. As a result of the changes in control discussed in Item 1, certain financial statements are referred to as “Predecessor” and others as “Successor”. The Income Statement Data and Other Financial Data for the years ended December 31, 2002 is presented as “Successor”. The December 31, 2001, 2000, 1999 and 1998 are presented as “Predecessor”. The Balance Sheet Data for the period ended December 31, 2002 and 2001 are presented as “Successor” and all remaining years are presented as “Predecessor”. As a result, the Balance Sheet Data as of December 31, 2002 and 2001 are on a different cost basis and will not be comparable.

	Selected Consolidated Financial Data (Dollars in millions) For the Year Ended December 31,
	Successor 2002	Predecessor 2001	Predecessor 2000	Predecessor 1999	Predecessor 1998
INCOME STATEMENT DATA
Total revenue	$78.3	$77.2	$76.6	$86.0	$81.3
Asset write-down	—	(8.2)	—	—	—
Operating income (loss)	16.7	(0.8)	9.7	18.4	17.3
Net income (loss) before cumulative effect of accounting change.	4.8	(14.4)	(2.9)	3.7	1.0
Cumulative effect of accounting change, net of tax	—	—	(7.5)	—	—
Net income (loss)	4.8	(14.4)	(10.4)	3.7	1.0
OTHER FINANCIAL DATA
EBITDA	26.0	22.8	23.8	32.2	28.9
Cash flows from:
Operating activities	13.5	11.4	14.1	7.9	4.1
Investing activities	(3.6)	(4.2)	(4.9)	(3.4)	(5.8)
Financing activities	(9.5)	(7.8)	(3.2)	(4.0)	(0.1)

	Successor 2002	Successor 2001	Predecessor 2000	Predecessor 1999	Predecessor 1998
BALANCE SHEET DATA
Total assets	$405.9	$410.4	$310.5	$316.2	$321.9
Long-term obligations (1)	131.7	140.1	151.1	154.3	155.7

(1)	Long-term obligations include long-term debt (including bank borrowings and subordinated notes) and capital leases.

EBITDA

The Company’s earnings before interest expense, taxes, depreciation, amortization (including cemetery property amortization included in cost of sales) and special charges (“EBITDA”) for the years ended December 31, 2002 through 1998 are presented in the table below and reconciled to the accompanying financial statements (in thousands):

	For the years ended December 31,
	Successor 2002	Predecessor 2001	Predecessor 2000	Predecessor 1999		Predecessor 1998
Net income (loss)	$4.8	$(14.4)	$(10.4)	$3.7		$1.0
Interest	11.8	14.7	16.1	16.0		16.5
Taxes	3.0	2.1	(0.4)	3.6		2.0
Deprecation and amortization	3.6	7.6	8.0	7.6		6.8
Amortization of cemetery property	2.8	4.6	3.0	3.8		2.6
Asset write-downs and other charges	—	8.2	—	(2.5	)(1)	—
Cumulative effect of SAB 101	—	—	7.5			—

EBITDA	$26.0	$22.8	$23.8	$32.2		$28.9

(1)	1999 includes a non-recurring gain on a Settlement Agreement.

EBITDA is presented because it is a widely accepted financial indicator of a company’s ability to incur and service debt and it is the basis on which compliance with the financial covenants under the Company’s debt agreements is determined. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of a company’s profitability or liquidity. Also, this measure of EBITDA may not be comparable to similar measures reported by other companies.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTORY NOTES—

CHANGE IN CONTROL OF REGISTRANT

As discussed in Item 1—Business, effective December 31, 2001, Alderwoods, the minority shareholder, acquired 100% of the outstanding common stock of RH Holdings. Accordingly, the December 31, 2001 consolidated balance sheet reflects the fresh-start accounting that has been “pushed-down” as a result of this transaction. As a result, the consolidated balance sheets prior to December 31, 2001 are on a different cost basis, and therefore are not comparable. The consolidated balance sheets dated December 31, 2002 and 2001 are referred to as “successor”. See further discussion below of methods and assumptions in Critical Accounting Policies and Estimates and in note 1 to the consolidated financial statements for an itemized accounting of the “push-down” adjustments.

CHANGE IN ACCOUNTING PRINCIPLE

SAB 101. In December 1999, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (the “Bulletin”). The Bulletin provides the SEC Staff’s views on the application of existing accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Bulletin, which applies to all companies and was not directed at the death care industry, states that industry practice would not override these views. The Bulletin among other matters emphasizes the importance of physical delivery of a product or service to justify the recognition of revenue. The Company had heretofore followed industry practice in recognizing revenues, including recognizing revenue upon the sale of cemetery merchandise and services before delivery of such product and performance of services.

In response to the issuance of the Bulletin and consultation with the SEC Staff, the Company changed the following accounting principles effective January 1, 2000:

•	Revenue recognition of pre-need interment rights are now accounted for in accordance with Financial Accounting Standards (SFAS) No. 66, Accounting for the Sales of Real Estate. The cost of goods sold for the deferred sales are now deferred and recognized concurrent with the recognition of the deferred sales. Prior to January 1, 2000, the Company recognized the sale of pre-need interment rights, and their related costs, at the time of sale;

•	Revenue recognition of pre-need cemetery services and merchandise, and their direct costs, are now deferred until time of delivery or performance of service. Prior to January 1, 2000, the Company recognized the sale of pre-need service and merchandise, and their related costs, at the time of sale; and

•	Earnings realized by the cemetery service and merchandise trust funds are now deferred until the underlying service is performed or merchandise is delivered. Prior to January 1, 2000, the Company recognized the earnings as they accrued.

The cumulative effect of these changes in accounting principles on prior years resulted in a $12.3 million decrease in net earnings before taxes and a $7.5 million decrease in net earnings after taxes for the year ended December 31, 2000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies are as follows:

Cemetery Revenue Recognition

Pre-need sales of cemetery interment rights are recognized in accordance with the guidance of SFAS No. 66, Accounting for the Sales of Real Estate. Accordingly, sales of interment rights are recognized under the full accrual method, the percentage of completion method, or the deposit method depending on the level of the buyer’s down payment and any continuing involvement the Company has in developing sold property. Direct cost of goods sold are deferred and recognized concurrent with the recognition of deferred sales. Costs relating to the sale of cemetery interment rights, including sales commissions, are expensed in the period incurred.

Allowances for anticipated customer cancellations and refunds are provided at the date of sale based on management’s estimate of expected cancellations using historical trends over the past 6 years. In 2002 and 2001, a 4% and 5% effective cancellation rate was used to provide for anticipated cancellations and refunds, respectively. Actual cancellation rates in the future may result in a change in estimate. Significant variances in expected cancellations could impact future gross margins.

Pre-need merchandise and service sales, and their direct cost of goods sold, are recognized at the time of delivery of merchandise or performance of service. Costs relating to the sale of merchandise and services, including sales commissions, are expensed in the period incurred.

At-need sales of cemetery interment rights, merchandise and services are recognized when the merchandise is delivered or the service is rendered.

A portion of the proceeds from the sale of interment rights is required by state law to be paid into an Endowment Care Fund to provide for the perpetual care of the associated properties. Cemetery revenue is recorded net of these amounts. Interest and dividend earnings of the Endowment Care Funds are used to defray the maintenance costs of the cemeteries which are expensed as incurred. Additionally, pursuant to state law, the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trust funds. A significant increase in cost of services or loss of principal in the trust could negatively impact future gross margins.

It is the Company’s policy to voluntarily trust 100% of pre-need service revenue when contracts are paid in full. Also, the Company has an agreement with a vendor to purchase pre-need merchandise when the sales contracts are paid in full. Funds voluntarily trusted for pre-need cemetery services are included in the consolidated financial statements.

Effective January 1, 2000, the Company changed its method of accounting for pre-need sales of cemetery products and services. See “Introductory Notes—Change in Accounting Principles”.

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

Valuation of Long-Lived Assets

Through December 31, 2001, the Company accounted for long-lived assets under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized was measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of were reported at the lower of the carrying amount or fair value, less cost to sell. In 2001, the long-lived assets of two operating locations were reduced $1,032,000 and charged to Asset Write-Down and Other Charges.

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

Valuation of Goodwill

Through December 31, 2001, the excess of purchase price over the fair value of identifiable net assets acquired (goodwill) was being amortized by use of the straight-line method over a 40-year period.

As a result of Alderwoods’ purchase of Blackstone’s interest in the Company, the Company recorded the push-down of Alderwoods’ fresh-start reporting in its successor consolidated balance sheet as of December 31, 2001. As of December 31, 2001, the Company estimated the excess of the purchase price over the fair values of identifiable net assets based upon a third party appraisal of the Company’s enterprise value. Based upon the third party appraisal, the Company recorded goodwill of $67,385,000, a $46,065,000 reduction to the predecessor Company’s goodwill at December 31, 2001.

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment for each of the Company’s reporting segments. The Company’s reporting segments are cemetery operations and funeral operations. The annual review entails determining an estimated fair value of goodwill for comparison to the carrying amount of goodwill, to assess whether or not impairment has occurred. In determination of the estimated fair value of goodwill, the Company compared the net carrying value of assets (including goodwill) less liabilities to the discounted cash flows of each segment. The Company performed its annual goodwill impairment review on October 31, 2002. No impairment to goodwill was identified during the review. Such determination involves complex assumptions; accordingly, if any estimates or related underlying assumptions change in the future, the Company may be required to record goodwill impairment charges that result.

As a result of the adoption of SFAS No. 142, the Company did not record any amortization expense of goodwill for the twelve months ended December 31, 2002. The following table shows the impact of the adoption of SFAS No. 142 (in thousands):

	Twelve Months ended December 31,
	Successor 2002	Predecessor 2001	Predecessor 2000
Reported net income (loss)	$4,766	$(14,365)	$(10,354)
Add back: goodwill amortization	—	3,306	3,298

Adjusted net income (loss)	$4,766	$(11,059)	$(7,056)

In 2002, the Company utilized a $444,000 benefit from the December 31, 2001 net operating loss carry forward valuation allowance. The guidance provided by SFAS No. 109 and Statement of Position No. 90-7, state that the benefit of a valuation allowance for a deferred tax asset is to be recorded to goodwill. Accordingly, goodwill was reduced $444,000 in 2002.

Critical Accounting Policies related to Push-down Accounting

Valuation of the Company—In April 2001, Loewen and Blackstone negotiated a settlement pursuant to which Blackstone would exercise its Put Option (see “Item 13—Certain Relationships and Related Transactions”) and Loewen would acquire all of RH Holdings common shares owned by Blackstone. The Loewen Blackstone Settlement Agreement, which was contingent on Loewen’s emergence from bankruptcy, indicated Blackstone would receive a promissory note for approximately $24.7 million and newly reorganized Loewen (Alderwoods) common stock valued at approximately $6.6 million, in full satisfaction of all of Blackstone’s claims in the Loewen bankruptcy. Management did not use the consideration received by Blackstone as the purchase price to value the Company’s assets, since the amount of consideration was an amount negotiated to settle Blackstone’s claims under the Put/Call Agreement and other claims with Loewen and not based on the fair value of RH Holdings common stock. Instead, management based the purchase price paid by Blackstone to Alderwoods upon a third party appraisal of the Company’s enterprise value of $64.5 million which was recorded by the Company in the push-down of the fresh start accounting. Management also used third party appraisals to estimate the fair value of the Company’s long-lived assets and cemetery inventory and in the push-down accounting. The Company increased the value in the push-down accounting of its long-lived assets to $33.3 million and adjusted the value of its cemetery property inventory and goodwill by $41.4 million and $46.1 million, respectively, based upon the third party appraisals.

Market Value of Debt—The estimated market value at the consummation of the change in ownership of the Company’s senior subordinated notes was 96% of their maturity value. Accordingly, a $3.2 million adjustment was recorded to reduce the subordinated notes to their fair value, resulting in a new effective rate of 11.34%. In addition, the remaining $4.1 million deferred financing costs related to the 1996 acquisition debt was eliminated.

Adjustment of Deferred Pre-need Cemetery Contract Revenue in conjunction with Push-down Accounting—Management has estimated the value of deferred pre-need cemetery contract revenue by 1) performing an analysis to determine the current cost of the services to be rendered by the Company, 2) utilizing mortality rates to anticipate the date of service fulfillment, and 3) using inflationary rates and discount rates to project the present value of the cost to perform the obligated services. As a result, the deferred pre-need cemetery contract revenue was reduced $7.7 million in the push-down accounting. Significant changes in mortality, costs of services and merchandise, inflation, and interest rates could negatively impact future gross margins.

RESULTS OF OPERATIONS

The following table sets forth certain income statement data as a percentage of total sales as reported for the years ended December 31, 2002, 2001 and 2000.

	Years ended December 31,
	Successor 2002	Predecessor 2001	Predecessor 2000
Sales and Services
Funeral sales and services	40.6%	42.3%	42.2%
Cemetery sales and services	59.4%	57.7%	57.8%
Total sales and services	100.0%	100.0%	100.0%
Gross Profit:
Funeral sales and services	30.1%	27.3%	26.6%
Cemetery sales and services	29.2%	21.6%	28.0%
Total gross profit	29.6%	24.0%	27.4%
General and Administrative Expenses	8.2%	9.7%	9.9%
Interest Expense	15.1%	19.1%	21.1%

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

The following table presents the results as reported for the years ended December 31, 2002 and 2001 (in thousands):

	Years ended December 31,
	Successor 2002	Predecessor 2001
Sales and services
Funeral:
Services and merchandise	$27,596	$27,681
Insurance commissions	3,635	3,206
Disposed locations	433	1,540
Other	141	260

Funeral sales and services	$31,805	$32,687
Cemetery:
Pre-need	$25,920	$24,153
At-need	17,367	16,767
Endowment care	3,185	3,614

Cemetery sales and services	$46,472	$44,533

Total sales and services	$78,277	$77,220
Gross profit:
Funeral sales and services	$9,562	$8,917
Disposed locations	(4)	—
Cemetery sales and services	13,584	9,616

Total gross profit	$23,142	$18,533
General and administrative expenses	6,395	7,462
Amortization expense	24	3,662
Asset write-down and other charges	18	8,160	(1)
Interest expense	11,819	14,725
Finance and interest income	(2,913)	(3,185)
Income (loss) before taxes and cumulative effect of accounting change	7,799	(12,291	)(1)
EBITDA (2)	26,037	22,809

(1)	2001 includes special charges related to the disposal of certain funeral locations and environmental issues. Excluding these charges, the loss before taxes and cumulative effect of accounting change would have been $4.1 million (see note 4 in the consolidated financial statements).
(2)	See Item 6—Selected Financial Data, for explanation of EBITDA and reconciliation to net income (loss).

Consolidated revenues for the year ended December 31, 2002 totaled $78.3 million compared to $77.2 million for the year ended December 31, 2001. Consolidated gross profit totaled $23.1 million in 2002 compared to $18.5 million in 2001. As a percentage of revenue, consolidated gross profit percentage increased to 30% in 2002 from 24% in 2001.

Funeral Operations:

Revenues from funeral operations decreased 2.7% to $31.8 million in 2002 compared to $32.7 million in 2001. At-need funeral revenue “same store sales” totaled $27.6 million in 2002, which is compared to $27.7 million in the prior year. On a same store sales basis, the Company performed 6,996 funeral service calls in 2002 compared to 7,289 in 2001, a 4.0% decline. The decline in funeral calls from the prior year was largely due to competition at the affiliate funeral home locations. The average revenue per funeral call increased from $3,798 in 2001 to $3,944 in 2002. The increase in call revenue average was due to changes in service and casket product mix at the Rose Hills funeral home and a price increase implemented in January 2002. The increase in average revenue per call partially offset the decline in calls. Pre-need funeral service revenue totaled $3.6 million compared to $3.2 million in the prior year, an increase of 13.4%. The gross profit margin for the funeral segment increased to 30.1% from 27.3% in the prior year. The improvement in margin is due to improvements in operational labor efficiencies, price increases at Rose Hills’ funeral home in early 2002 and a favorable change in the sales mix of products and services. In 2002, the Company’s funeral and cemetery insurance and trust backlog increased over 4% from $172.1 million to $179.3 million.

Cemetery Operations:

Revenues from cemetery operations increased 4.4% compared to last year to $46.5 million. Pre-need cemetery revenue increased 7.3% from $24.2 million in 2001 to $25.9 million in 2002. Pre-need cemetery revenues in 2001 include a bulk sale to the International Buddhist Progress Society (IBPS) for $1.8 million. No comparable sale was made in the current year. In 2002, the pre-need cemetery lot averages and number of units sold increased 10% over the prior year’s production. In the fourth quarter of 2002, a significant number of specialty properties were sold while under construction. As a result, approximately $1.0 million of pre-need cemetery revenue was deferred under the percentage of completion accounting method. At-need cemetery revenue in 2002 was $17.4 million compared to $16.7 million in the prior year. The favorable variance in at-need cemetery business is primarily due to the 4% price increase in cemetery services in January 2002. Total interments were comparable to prior year at 9,683 in 2002.

Gross profit, as a percentage of sales, increased from 21.6% in 2001 to 29.2% in 2002. The primary reasons for the improved margin was the lower margin associated with the IBPS bulk sale in 2001, price increases at Rose Hills Memorial Park, reduced advertising spending and reduced amortization of cemetery property due to the re-valuation of cemetery inventory from the Alderwoods Purchase Transaction.

Other:

Corporate general and administrative expenses decreased from $7.5 million in 2001 to $6.4 million in 2002. The decrease of $1.1 million compared to last year was due to a special $0.6 million charge for a settlement of lawsuit involving the maintenance of drainage easements for Rose Hills Memorial Park and a $0.6 million phantom equity plan charge, both of which were incurred in 2001. As a percentage of total sales, general and administrative expenses were 8.2% in 2002 compared to 8.1% for the prior year, excluding the special charges.

EBITDA, earnings before taxes, depreciation and amortization (including cemetery property amortization included in cost of sales) and excluding special charges, increased to $26.0 million for 2002 from $22.8 million for 2001. The primary reasons for the $3.2 million increase in EBITDA over the prior year was the $1.2 million of special charges in 2001, increased cemetery sales volume and increased emphasis in funeral operational labor efficiencies. EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of the Company’s profitability or liquidity. See Item 6—Selected Financial Data, for a reconciliation of EBITDA to net income (loss).

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000:

The following table represents the results as reported for the year ended December 31, 2001 and for the year ended December 31, 2000 (in thousands):

	Years ended December 31,
	Predecessor 2001		Predecessor 2000
Sales and services
Funeral:
Services and merchandise	$28,405		$27,734
Insurance commissions	3,238		2,869
Disposed locations	829		1,473
Other	215		223

Funeral sales and services	$32,687		$32,299
Cemetery:
Pre-need	$24,153		$23,713
At-need	16,770		16,714
Endowment care	3,610		3,857

Cemetery sales and services	$44,533		$44,284

Total sales and services	$77,220		$76,583
Gross profit:
Funeral sales and services	$8,965		$8,741
Disposed locations	(48)		(154)
Cemetery sales and services	9,616		12,401

Total gross profit	$18,533		$20,988
General and administrative expenses	7,462		7,582
Amortization expense	3,662		3,704
Asset write-down and other charges	8,160	(1)	—
Interest expense	14,725		16,148
Finance and interest income	(3,185)		(3,182)
Loss before taxes and cumulative effect of accounting change	(12,291	)(1)	(3,264)
EBITDA (2)	22,809		23,829

(1)	2001 includes special charges related to the disposal of certain funeral locations and environmental issues. Excluding these charges, the loss before taxes and cumulative effect of accounting change would have been $4.1 million (see note 4 in the consolidated financial statements).
(2)	See Item 6—Selected Financial Data, for explanation of EBITDA and reconciliation to net income (loss).

Consolidated revenues for the year ended December 31, 2001 totaled $77.2 million compared to $76.6 million for the year ended December 31, 2000. Consolidated gross profit totaled $18.5 million in 2001 compared to $21.0 million in 2000. As a percentage of revenue, consolidated gross profit percentage decreased to 24.0% in 2001 from 27.4% in 2000.

Funeral Operations:

Revenues from funeral operations increased 1.2% to $32.7 million in 2001 compared to $32.3 million in 2000. At-need funeral revenue “same store sales” totaled $28.4 million, representing a 2.5% increase from the prior year. On a same store basis, the Company performed 7,628 funeral calls in 2001 compared to 7,512 in 2000. The Rose Hills funeral home experienced a 3.5% call increase, which was partially offset by a 2.5% decrease at the affiliate funeral locations. Based upon available market data from Vital Statistics (an independent firm that compiles and issues funeral home statistics for the greater Los Angeles area), the Company believes that the increase in funeral calls at Rose Hills was due to an overall increase in deaths in the geographic region and an increase in market share. Pre-need funeral service revenue totaled $3.2 million compared to $2.9 million in prior year, an increase of 10.3%. The significant increase over the prior year was due to a greater emphasis on increasing prearranged funeral services and beginning in July 2000, offering cemetery merchandise and services as part of the pre-arranged funeral insurance contracts. As of December 31, 2001, the Company had a pre-arranged funeral and cemetery backlog of $172.1 million

As a percentage of sales, gross profit for the funeral segment increased from 26.6% in 2000 to 27.3% in 2001. The increase in gross profit percentage was primarily attributable to the divestiture in June 2001 of four under performing affiliate funeral home locations that were operating near breakeven.

Cemetery Operations:

Cemetery revenue in 2001 was comparable to 2000 at $44.5 million. Pre-need cemetery revenue increased 2.1% from $23.7 million in 2000 to $24.2 million in 2001. Pre-need cemetery revenues in 2001 include a bulk sale to the IBPS for $1.8 million. No comparable sale was made in 2000. The total property units sold in 2001 were 8,392 compared to 9,256 in 2000. In 2001, over 30% of pre-need property revenue was in semi-private and private estate products, compared to 17% in 2000. The shift in property product revenue mix to higher priced custom estates resulted in property unit revenue averages increasing over 3.5%. However, custom estate properties generally have lower margins due to added development costs. In the fourth quarter of 2001, the Company offered several lower interest rate-financing programs to customers that resulted in increased volume. The lower interest rate programs also resulted in $0.7 million of imputed sales discounts, negatively affecting gross profit margins. At-need cemetery revenue in 2001 was $16.8 million compared to $16.7 million in the prior year. Total interments increased 2.7% from 9,446 in 2000 to 9,705 in 2001.

Gross profit, as a percentage of sales, decreased from 28.0% in 2000 to 21.6% in 2001. The $2.8 million margin decline over the prior year is due to a change in sales mix to lower margin private and semi-private estate sales, the IBPS $1.8 million bulk land sale in 2001 and lower interest rate financing programs. In addition, pre-need commission expense has increased as a percentage of sales from 28% to 29% along with approximately $1.0 million in increased spending on a major media campaign in early 2001.

Other:

Corporate general and administrative expenses of $7.5 million for 2001, approximates 9.7% of sales. Included in 2001 was a $0.6 million legal settlement. Excluding this special charge in 2001, corporate general and administrative expenses decreased 8.7% over the prior year.

EBITDA, earnings before taxes, depreciation and amortization (including cemetery property amortization included in cost of sales and excluding special charges of $8.2 million), decreased to $22.8 million for 2001 from $23.8 million for 2000. EBITDA decreased $1.0 million as a result of decreased cemetery profit margins and a $0.6 million legal settlement. EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of the Company’s profitability or liquidity. See Item 6—Selected Financial Data, for a reconciliation of EBITDA to net income (loss).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow/Working Capital

Net cash provided by operating activities was $13.5 million for the year ended December 31, 2002, compared to $11.4 million for the same period in 2001. An increase in pre-need cemetery sales and reduction of interest payments was primarily responsible for the increase in cash from operating activities which was partially offset by a one-time $2.5 million change in control payment to management in January 2002. As of December 31, 2002, the Company had a current ratio of 0.32 compared to a current ratio of 0.97 as of December 31, 2001.

The primary use of cash has been for working capital, principal payments on outstanding long-term indebtedness and capital expenditures as permitted under the terms of bank agreements. Although the Company has no material commitments for capital expenditures in 2003, the Company anticipates spending approximately $2.0 million in 2004 to reclaim approximately 13 acres of cemetery property at the Rose Hills Memorial Park negatively impacted by land movement. The Company’s capital expenditures in 2002 of $3.6 million were used primarily to develop and improve the existing infrastructure and cemetery grounds.

On February 14, 2003, the terms of Alderwoods’ $75.0 million Credit Facility Agreement was amended to allow Alderwoods, upon the satisfaction of specified conditions precedent, to draw up to $30.0 million from its credit facility for the purposes of assisting in the repayment of the principal amount of $52.6 million outstanding under the Company’s Bank Term Facility. Under the terms of the amended Alderwoods Credit Facility Agreement, Alderwoods’ obligations thereunder will be guaranteed by RH Holdings, the Company and the Company’s subsidiaries, and the lenders thereunder will receive a first priority security interest in and lien on all personal property of RH Holdings, the Company and the Company’s subsidiaries and the real property of eight affiliate funeral homes and cemeteries. Real property at Rose Hills Memorial Park and Mortuary is not included in the Alderwoods Credit Facility Agreement. Alderwoods has committed, upon the satisfaction of specified conditions precedent, at a minimum, to contribute $42.0 million in equity cash to the Company prior to May 1, 2003. Upon receipt, the Company intends to retire in full the $52.6 million outstanding under its Bank Term Facility using the equity cash contribution from Alderwoods and up to $10.6 million of its own funds.

The Company believes that the equity cash contributions from Alderwoods, together with its existing and projected cash flows, will be sufficient to maintain its current level of operating activities through November 2004 when the Senior Subordinated Notes mature.

Long-Term Indebtedness

The Company’s total indebtedness as of December 31, 2002 was $131.7 million. After retirement of the Bank Term Facility (as discussed below) the Company’s remaining indebtedness will consist of the $80.0 million in outstanding Senior Subordinated Notes. The Company will have to obtain new or additional financing to pay some or all the principal amount outstanding on the Senior Subordinated Notes (due on November 15, 2004). No assurance can be given that such financing will be available to the Company or, if available that it may be obtained on terms and conditions that are satisfactory to the Company.

Bank Term Facility

In connection with the 1996 acquisition, the Company entered into senior secured amortization extended term loan facilities (the “Bank Term Facility”) in an aggregate principal amount of $75.0 million, the proceeds of which were used to finance the 1996 acquisition and related transaction costs, to pre-fund certain capital expenditures and to refinance existing indebtedness of the Company, and a senior secured revolving credit facility (the “Bank Revolving Facility”) in an aggregate principal amount of up to $25.0 million, the proceeds of which are available for general corporate purposes and a portion of which could be extended (as agreed upon) in the form of swing line loans or letters of credit for the account of the Company. Effective May 2, 2001 the Company amended the Bank Revolving Facility reducing the aggregate principal amount available to $10.0 million and extending its maturity date to April 1, 2003. Borrowings under the Revolving Credit Facility must be fully paid for a minimum period of 30 days for each 12-month period ending December 1. As of March 24, 2003, the Company had no borrowings under the Revolving Credit Facility and does not anticipate and borrowings prior to its expiration on April 1, 2003.

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

As discussed above, the Company intends to retire the Bank Term Facility on or before May 1, 2003 using existing cash on hand and the cash equity contribution from Alderwoods. Accordingly, the restrictions under the Bank Term Facility discussed above will cease.

Senior Subordinated Notes

In connection with the 1996 acquisition, the Company also issued $80 million of 9 1/2% Senior Subordinated Notes due 2004, which were exchanged in September 1997 for $80 million of 9 1/2% Senior Subordinated Notes due 2004 (the “Notes”) that were registered under the Securities Act of 1933. The Notes mature on November 15, 2004. Interest on the Notes is payable semi-annually on May 15 and November 15 at the annual rate of 9 1/2%. The Notes are redeemable in cash at the option of the Company, in whole or in part, at any time on or after November 15, 2000, at prices ranging from 104.75% with annual reductions to 100% in 2003 plus accrued and unpaid interest, if any, to the redemption date. The proceeds of the Notes were used, in part, to finance the 1996 acquisition.

The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on: the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. The indenture does allow for dividend payments out of cash capital contributions. Accordingly, dividends are permitted to the extent of Alderwoods’ equity contributions as discussed above. In addition, the Bank Credit Facilities contain certain restrictive covenants that, among other things, limit the ability of the Company and its Subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness (including the Exchange Notes), pay dividends or make certain restricted payments, create liens on assets, engage in mergers or acquisitions or enter into leases or transactions with affiliates. At December 31, 2002 the Company was in compliance with the terms of the indenture and the Bank Credit Facilities.

Contractual Obligations and Commercial Commitments

The following table details the future principal payments of certain contractual obligations as of December 31, 2002 (in thousands):

		Payments due by December 31,
Contractual Obligations	Total	2003	2004-2005	2006-2007	Beyond 2007
Bank term facility	$52.6	$52.6	$—	$—	$—
Senior subordinated notes (1)	80.0	—	80.0	—	—
Capital lease obligations	0.7	0.4	0.2	0.1	—
Operating lease agreements	0.7	0.5	0.2	—	—
Non-compete agreements	0.5	0.2	0.2	—	0.1

	$134.5	$53.7	$80.6	$0.1	$0.1

(1)	Amount includes unamortized discount of $ 2.2 million as of December 31, 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company has adopted the provisions of SFAS No. 143; there was no material impact of the adoption.

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

In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”. FIN No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The Company did not have any guarantees at December 31, 2002 and will apply the provisions of FIN No. 45 prospectively to guarantees made after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, amendments are made to the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The Company has not participated in a stock-based compensation plan. Accordingly, there is no impact to the Company upon implementation of SFAS No. 148.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors lack certain characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not have any investments in any variable interest entities at December 31, 2002 and will apply the provisions of FIN No. 46 prospectively to investments in variable interest entities made after January 31, 2003.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K include “forward-looking statements” as defined in Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, results of operations, its objective to increase revenues and cash flows, reduce general and administrative expense, take advantage of synergies, and make capital expenditures, and the Company’s ability to service its indebtedness, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed herein, including, without limitation, in conjunction with the forward-looking statements included herein.

All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

CAUTIONARY STATEMENTS

The Company cautions readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company’s actual consolidated results and could cause the Company’s actual consolidated results in the future to differ materially from the goals and expectations expressed elsewhere herein:

The Company may not be able to achieve growth in its revenues and cash flows. Maintaining current revenue and cash flow levels and achieving future growth depends in part on sustaining the current level of pre-need cemetery sales and maintaining and increasing funeral market share. Several important factors, among others, affect the Company’s ability to sustain and grow revenue:

•	The volume and prices of properties, products and services sold.

The inability of the Company to increase volume and prices could affect the Company’s ability to increase revenue in the future. The ability to achieve volume and price increases at Rose Hills and other Company locations depends on several factors including local competition, death rates, changes in consumer buying patterns, economic conditions and the availability of qualified sales personnel. Furthermore, the Company may experience pricing pressures from low-cost funeral service and merchandise providers and from large consolidators with greater market power than the Company, which could result in reduced volume or having to reduce prices in order to recapture market share.

•	Performances of endowment care and trust funds.

The Company includes earnings from endowment care and trust funds in its results of operations. Although substantially all of these funds are invested in fixed income securities, the performance of these funds is subject to market conditions beyond the control of the Company.

•	The level of pre-arranged funeral sales in prior periods.

The level of pre-arranged funeral sales in prior periods may affect future revenues. The Company’s inability to maintain and increase pre-arranged funeral sales could impact future revenues. The ability to maintain and increase the level of pre-arranged funeral sales may be adversely affected by such factors as competition and general economic conditions which may reduce individual discretionary income.

•	Changes in the sales organization, or in its size, compensation or morale.

Pre-need cemetery sales are a significant component of the Company’s cemetery revenue, and are usually associated with new customers of the Company. Changes in the Company’s sales organization, or in the size, compensation, or morale thereof, may affect the Company’s ability to increase pre-need sales.

Our earnings may be adversely affected by a number of factors. Such factors include:

•	Declines in the number of deaths in our market can cause a decrease in cash flows and revenues.

•	The growing trend in the number of cremations could result in lower revenue and gross profit. The alternative to traditional funeral service dispositions usually result in lower revenues and gross profits.

•	The ability of the Company to manage its growth in terms of implementing internal controls and information gathering systems, and retaining, attracting, and motivating key personnel, among other things.

•	The amount and rate of growth in the Company’s general and administrative expenses.

•	Changes in interest rates, which can increase or decrease the amount the Company pays on borrowings with variable rates of interest.

•	The impact on the Company’s financial statements of accounting charges that may result from the Company’s ongoing evaluation of its business strategies, asset valuations and organizational structures.

•	Changes in government regulations, including tax rates and their effects on corporate structure.

•	Changes in inflation and other general economic conditions, both domestically and internationally, affecting financial markets (e.g. marketable security values).

•	Unanticipated legal proceedings and unanticipated outcomes of legal proceedings.

•	Changes in accounting policies and practices adopted voluntarily or required to be adopted by accounting principles generally accepted in the United States of America.

•	The Company’s ability to, as necessary, access debt markets on satisfactory terms and conditions, including without limitation its ability to obtain such new or additional financing as may become necessary to avoid defaults under any of its existing debt agreements. See “Liquidity and Capital Resources” above.

•	Any amendments, renegotiations, or extensions of existing debt agreements.

•	Environmental liabilities that are unanticipated or unanticipated in their extent, including without limitation costs and expenses associated with past or future land movement within Rose Hills and costs and expenses associated with remediation of existing contamination of Company properties. See “Environmental Matters” above and note 20 to the Company’s consolidated financial statements, which are included as part of this Annual Report on Form 10-K.

•	The impact of actions, including reducing capital expenditures, selling assets, or seeking additional equity, the Company may become required to take to avoid defaults under any of its debt agreements. See “Liquidity and Capital Resources” above.

•	The impact of any defaults that may occur under any of the Company’s debt agreements.

•	The Company’s ability to remain in compliance with the restrictions of its debt agreements is affected by several factors, including the Company’s earnings and fixed charges. The Company’s ability to achieve projected earnings and fixed charges depends upon many uncertainties, including each of the factors discussed herein.

The Company also cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by or on behalf of the Company.

ITEM 7(a).     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s market risk is impacted by changes in interest rates. Pursuant to the Company’s policies, derivative financial instruments may be utilized to reduce the impact of adverse changes in interest rates. The Company does not use derivative instruments for speculation or trading purposes, and has no material sensitivity to changes in market rates and prices on its derivative financial instrument positions.

The Company’s floating rate exposure of $52.6 million, represents 39% of the Company’s total debt, and has a weighted average of approximately 4.9%. A one percent change in the applicable floating rate indices would cause an approximate $0.5 million change in the Company’s annual interest expense.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 15(a).

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                    FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the directors and executive officers of the Company as of March 27, 2003:

Name	Age	Position
Dennis C. Poulsen	60	Chairman of the Board and Chief Executive Officer
Kenton C. Woods	48	Executive Vice President, Chief Financial Officer, Secretary and Treasurer, Director
Gregg M. Williamson	56	Executive Vice President, Sales & Marketing
Patrick L. Monroe	40	Vice President, Chief of Operations
John S. Lacey	59	Director
Paul A. Houston	54	Director
Kenneth A. Sloan	53	Director
Shawn R. Phillips	39	Director

Dennis C. Poulsen. Mr. Poulsen was named Chief Executive Officer on February 1, 2002. He has served as Chairman of the Board of the Company since November 1996 and has served as a director of the Company since its formation in 1996. Mr. Poulsen joined Rose Hills in 1981 and became President in 1984. Mr. Poulsen currently serves on the Board of Directors of Ameron International Corporation and Orthopaedic Hospital and is a Trustee of Payden & Rygel Mutual Funds. Mr. Poulsen is a member of the American, California and Los Angeles Bar Associations. He served as a director and Chairman of the Los Angeles Chamber of Commerce in 1997 and is past director of the American Cemetery Association.

Kenton C. Woods. Mr. Woods was named director of the Company effective January 3, 2002. Mr. Woods joined the Company as Senior Vice President and Chief Financial Officer in May 1997. From 1990 to 1997, Mr. Woods served in senior financial positions at Baskin-Robbins, including Vice President-Finance and Chief Financial Officer. Mr. Woods previously spent 10 years with KPMG LLP.

Gregg M. Williamson. Mr. Williamson was named Executive Vice President, Sales and Marketing of the Company on June 11, 2001. From 1990 to 2001, Mr. Williamson served as Executive Vice President, Marketing and Sales Officer for Palm Mortuary, Inc. in Las Vegas, Nevada.

Patrick L. Monroe. Mr. Monroe was named Vice President, Chief of Operations of the Company in July 2002. Mr. Monroe joined Rose Hills in 1991. Prior to July 2002, Mr. Monroe served in senior operational positions including Vice President, Cemetery Operations.

John S. Lacey. Mr. Lacey was named director of the Company effective March 10, 2000. Mr. Lacey became the Chairman of the Board of Directors of Alderwoods, the corporate parent of the Company, on January 2, 2002. From January 1999 to January 2002, Mr. Lacey was the Chairman of the Board of Directors of Loewen. In December 1998, Mr. Lacey became a director of Loewen. From July 1998 to November 1998, Mr. Lacey was President and Chief Executive Officer of the Oshawa Group Ltd., a marketer of food and pharmaceutical products, in Toronto, Ontario. From November 1996 to July 1998, Mr. Lacey was President and Chief Executive Officer of WIC Western International Communications Inc., a private broadcaster, in Vancouver, British Columbia.

Paul A. Houston. Mr. Houston was named a director of the Company effective May 22, 2001. Mr. Houston became a director, President and Chief Executive Officer of Alderwoods, the corporate parent of the Company, on January 2, 2002. From December 1999 to January 2002, Mr. Houston was President and Chief Executive Officer of Loewen. Additionally, Mr. Houston served as a director of Loewen from June 1999 to January 2002. From August 1996 to October 1999, Mr. Houston was President and Chief Executive Officer of Scott’s Restaurants Inc., a quick service food company.

Kenneth A. Sloan. Mr. Sloan was named a director of the Company effective May 22, 2001. Mr. Sloan became the Executive Vice President, Chief Financial Officer of Alderwoods, the corporate parent of the Company, on January 22, 2003. From January 2, 2002 to January 21, 2003, Mr. Sloan was Senior Vice President,

Chief Financial Officer of Alderwoods. From November 2000 to January 2002, Mr. Sloan was Senior Vice President, Chief Financial Officer of Loewen. From September 1987 to September 2000, Mr. Sloan served as Senior Executive Vice President, Finance and Planning and Chief Financial Officer of Shoppers Drug Mart Ltd., an operator of drug stores.

Shawn R. Phillips. Mr. Phillips was named a director of the Company effective January 3, 2002. Mr. Phillips is currently the Vice President, Operations, Western U.S.A. of Alderwoods, the corporate parent of the Company. Mr. Phillips has served in various management positions since joining Loewen in 1993.

Concurrent with the change in control of the Company on January 3, 2002, the directors appointed by Blackstone resigned as directors of RH Holdings and the bylaws of RH Holdings were amended to reduce the number of required directors of RH Holdings from eight to six. Each of the directors of RH Holdings is also a member of the Company’s Board of Directors.

Each of the Company’s directors is elected to serve until their respective successor is elected and qualified (unless the director earlier resigns or is removed from office). Alderwoods, as the sole shareholder of the Company, has the power to elect all of the Company’s directors. Each of the Company’s officers serves at the pleasure of the Board of Directors, subject to the rights under their employment agreements.

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

ITEM 11.     EXECUTIVE COMPENSATION.

The following table sets forth for the periods indicated the compensation paid to or accrued for the benefit of persons who served as the Chief Executive Officer of the Company during 2002 and certain other executive officers of the Company. The position identified in the table for each person is their current position unless otherwise indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	All Other Compensation
Dennis C. Poulsen Chief Executive Officer (1)	2002 2001 2000	120,000 120,000 100,000		178,157 513,157 178,157	(2)

Dillis E.R. Ward Former President & Chief Executive Officer (1)	2002 2001 2000	50,480 250,000 250,000	38,000	502,254 713,792 2,792	(3)

Kenton C. Woods Executive Vice President & Chief Financial Officer	2002 2001 2000	169,000 169,000 160,431	109,850 25,000	2,180 587,180 2,180	(4)

Virginia C. Phillips Former Executive Vice President—Chief Operations Officer (5)	2002 2001 2000	98,862 135,000 92,000	8,000	2,180 174,180 25,644	(6)

Gregg M. Williamson Executive Vice President—Sales & Marketing	2002 2001	200,000 120,136	180,000 181,667	2,516 2,645	(7)

Patrick L. Monroe. Vice President—Chief of Operations (8)	2002 2001 2000	120,084 110,000 104,000	40,267 10,500	2,108 107,054 2,054	(9)

(1)	Mr. Ward resigned from the Company effective February 1, 2002, on which date Mr. Poulsen assumed the position of CEO.
(2)	Amount includes $2,000 in matching contributions by the Company under its 401(k) profit-sharing plan, a payment of $792 for life insurance premiums and a payment of $175,365 for the supplemental employee retirement plan.
(3)	Amount includes $2,000 in matching contributions by the Company under its 401(k) profit-sharing plan, a payment of $254 for life insurance premiums, and a severance equal to $250,000.
(4)	Amount includes $2,000 in matching contributions by the Company under its 401(k) profit-sharing plan and a payment of $180 for life insurance premiums.
(5)	Ms. Phillips resigned from the Company on July 26, 2002.
(6)	Amount includes $2,000 in matching contributions by the Company under its 401(k) profit-sharing plan and a payment of $180 for life insurance premiums.
(7)	Amount includes $2,000 in matching contributions by the Company under its 401(k) profit-sharing plan and a payment of $516 for life insurance premiums.
(8)	Mr. Monroe was named Vice President, Chief of Operations effective July 26, 2002.
(9)	Amount includes $2,000 in matching contributions by the Company under its 401(k) profit-sharing plan and a payment of $108 for life insurance premiums.

Change-in-Control Arrangements

On March 20, 2001, a committee of the Company’s Board of Directors authorized the grant of bonus awards to certain of the Company’s executive officers pursuant to the Company’s Phantom Equity Appreciation Plan (the “Plan”). Each of the bonus awards represented the right to receive a fixed sum in cash conditioned upon and payable only in the event the Alderwoods Purchase Transaction occurred on or before December 31, 2001. The bonus amounts paid upon the closing of the Alderwoods Purchase Transaction to each of the named executive officers were as follows: Dennis C. Poulsen, $335,000; Dillis R. Ward, $711,000; Kenton C. Woods, $585,000; Virginia C. Phillips, $172,000; Patrick L. Monroe, $105,000. The Alderwoods Acquisition closed on December 31, 2001, thus the Company expensed these amounts in its December 31, 2001 statement of operations. These amounts were subsequently paid to the officers in January 2002.

Pursuant to the Loewen Blackstone Settlement Agreement, Blackstone granted certain of the Company’s executive officers who were entitled to awards under the Phantom Equity Appreciation Plan a share of a note issued by the reorganized Loewen (Alderwoods Note). The Alderwoods Note is partial consideration received by Blackstone under the terms of the Settlement Agreement. The Alderwoods Note is in the amount of $24,678,571, bears interest at an annual rate of 12.25%, and matures in 2012. The aggregate amount of the share in the Alderwoods Note received by certain Company directors and officers was $500,000. Each Director and Executive Officer was allocated a proportionate share of the $500,000, based upon their proportionate allocation under the Phantom Equity Appreciation Plan.

The U.S. Bankruptcy Court confirmed Loewen’s reorganization plan, including the proposed acquisition of shares of RH Holdings Corp. from Blackstone on December 5, 2001, and the reorganization plan became effective on January 2, 2002. Effective with its emergence from bankruptcy, Loewen was renamed as Alderwoods. On January 3, 2002, in full satisfaction of Loewen’s obligations under the put, Alderwoods delivered to Blackstone unsecured, subordinated notes and Alderwoods common stock. As a result of the delivery of the consideration, Alderwoods completed its purchase of all of the stock of RH Holdings Corp. beneficially owned by Blackstone. Upon closing of the transaction, Alderwoods increased its ownership from 20.45% to 100% of the outstanding common stock of RH Holdings Corp., thereby causing the Company to become a wholly owned subsidiary of Alderwoods. Effective upon completion of the transaction, the Company paid approximately $2.4 million in January 2002 in aggregate compensation under the Company’s Phantom Equity Appreciation Plan that was recorded as an expense as of December 31, 2001. Additionally, Blackstone transferred an aggregate $500,000 in Alderwoods notes to certain Company directors and executive officers.

Employment Agreements and Termination of Employment Arrangements

Dennis C. Poulsen. Mr. Poulsen has an employment agreement with the Company effective as of March 1, 2000. Under the terms of his employment agreement, Mr. Poulsen’s annual salary is $120,000. Mr. Poulsen may be terminated without “cause” (as defined in the employment agreement) at any time, but if so terminated, Mr. Poulsen will continue to receive his salary for twenty-four (24) months after the date on which the Company notifies him of the termination. The employment agreement provides that a resignation by Mr. Poulsen within three months following a change in control of the Company is deemed a termination by the Company without cause. The Alderwoods Purchase Transaction constituted a change of control for purposes of the employment agreement. On December 23, 2002, Alderwoods, as sole shareholder of the Company, approved an amendment extending the period that Mr. Poulsen’s resignation will be deemed a termination by the Company without cause to a date that will be mutually agreed upon. In accordance with the provision of the agreement, Mr. Poulsen’s resignation will be deemed a termination by the Company without cause following the change in control. Mr. Poulsen has the right to terminate the employment agreement at any time with 60 days notice to the Company. Further, in accordance with the Company’s Supplemental Employee Retirement Plan, Mr. Poulsen receives an annual benefit of $175,365 for the duration of his life.

Dillis R. Ward. The Company entered into a Resignation and General Release Agreement with Mr. Ward dated as of January 31, 2002. Pursuant to the agreement, Mr. Ward resigned as the Company’s President and Chief Executive Officer effective February 1, 2002. Mr. Ward is to receive severance equal to two year’s base pay for an aggregate of $500,000 to be paid in bi-weekly installments for a period of twenty-four months beginning February 2, 2002. The Company agreed to reimburse Mr. Ward for the cost of moving, up to $10,000, and COBRA coverage during the eligible period.

Kenton C. Woods. The Company has an employment agreement with Mr. Woods dated as of December 1, 1998, pursuant to which Mr. Woods currently serves as the Company’s Executive Vice President and Chief Financial Officer. Mr. Woods’ base salary is $169,050, which is subject to annual review and may be increased (but not reduced) at the sole discretion of the Board. Mr. Woods’ cash bonus may range from 0%-100% of his base salary and is based on the Company’s performance as measured against EBITDA targets established annually by the Board. Mr. Woods may be terminated without “cause” (as defined in the employment agreement) at any time with 12 months notice to Mr. Woods, but if so terminated, Mr. Woods will receive (i) his then base salary and benefits through the effective date of the termination; (ii) his annual bonus for all years completed prior to the effective date of the termination; and (iii) a prorated portion of the annual bonus for the year in which the termination becomes effective. Mr. Woods has the right to terminate the employment agreement at any time with 90 days notice to the Company.

Gregg M. Williamson. The Company has an employment agreement with Mr. Williamson dated as of June 11, 2001, pursuant to which Mr. Williamson currently serves as the Company’s Executive Vice President, Sales and Marketing. The Company has extended this agreement through December 31, 2003. Mr. Williamson’s base salary is $200,000. Mr. Williamson is eligible for an “EBITDA” cash bonus, ranging from 0%-20% of his base salary, based on the Company’s performance as measured against EBITDA targets determined annually by the Board. Also, Mr. Williamson is eligible for a “sales” cash bonus, ranging from 0%-80% of his base salary, based upon the Company’s pre-need cemetery and funeral insurance sales. Mr. Williamson may be terminated without “cause” (as defined in the employment agreement) at any time but if so terminated prior to December 31, 2003, will receive one year’s base salary. Mr. Williamson has the right to terminate the employment agreement at any time with 90 days notice to the Company.

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

During fiscal 2000, Mr. Poulsen provided consulting services to the Company for which he was paid $16,046. As discussed in Item 10, “Directors and Executive Officers of the Registrant”: (i) on March 20, 2001, the consulting agreement was terminated and replaced by an employment agreement providing for an annual salary of $120,000; (ii) on March 20, 2001, Mr. Poulsen was awarded a bonus amount of $335,000, conditioned upon and payable only in the event that the closing of the Alderwoods Acquisition; and (iii) on April 12, 2001, Blackstone granted Mr. Poulsen a share in the Alderwoods Note, conditioned upon and granted only in the event of the closing of the Alderwoods Acquisition. Due to the approval of Loewen’s reorganization plan by the U.S. Bankruptcy court on December 5, 2001, the Company recorded an accrued expense for the $350,000 bonus that was paid in January 2002.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Company is a direct, wholly owned subsidiary of RH Holdings. The following table sets forth certain information as of March 27, 2003 regarding the beneficial ownership of the common stock of RH Holdings:

Name of Beneficial Owner	Number of Shares	Percentage of Common Stock
Alderwoods Group, Inc. (1)	1,000	100%
John S. Lacey (2)	—	—
Paul A. Houston (2)	—	—
Kenneth A. Sloan (2)	—	—
Shawn R. Phillips (2)	—	—
Dennis C. Poulsen	—	—
Kenton C. Woods	—	—
Virginia C. Phillips	—	—
Gregg Williamson	—	—
All directors and executive officers as a group	—	—

(1)	The address for Alderwoods Group, Inc. is 2225 Sheppard Ave, 11th Floor, Atria III, Toronto, Ontario, Canada M2J 5C2.
(2)	Messrs. Lacey, Houston, Sloan and Phillips are affiliated with Alderwoods in the capacities described under Item 10, “Directors and Executive Officers of the Registrant,” above. Each of Messrs. Lacey, Houston, Sloan and Phillips disclaim beneficial ownership of the shares owned or controlled by Alderwoods and its affiliates.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The summary of the Put/Call Arrangement set forth below does not purport to be complete and is qualified in its entirety by reference to all the provisions of the Put/Call Agreement. A copy of the Put/Call Agreement is incorporated by reference as an exhibit to this Annual Report on Form 10-K. One or more of our directors during 2002 were affiliated with Alderwoods which is involved in this agreement.

Put/Call Arrangement

Pursuant to a separate agreement among Blackstone, LWN, LGII and LN Sub (the “Put/Call Agreement”), (i) LGII had a call option, exercisable from and after November 19, 2000 (the fourth anniversary of the 1996 acquisition closing date), until but excluding November 19, 2002 (the sixth anniversary of the 1996 acquisition closing date) to purchase all of Blackstone’s shares of RH Holdings Common Stock (the “Call Option”) and (ii) Blackstone had a put option, exercisable from and after November 19, 2002 (the sixth anniversary of the 1996 acquisition closing date) until but excluding November 19, 2004 (the eighth anniversary of the 1996 acquisition closing date) to require LGII to purchase Blackstone’s shares of RH Holdings Common Stock (the “Put Option”). The option price in either case was to be derived from a formula based on EBITDA. The performance by LGII of its obligations under the Put/Call Agreement was guaranteed by LWN.

On June 1, 1999, LWN, LGI and LN Sub filed for protection from their creditors under Chapter 11 of the U.S. Bankruptcy Code. On November 15, 2000, LWN submitted a plan of reorganization to the U.S. Bankruptcy Court. The Plan was amended on February 15, 2001. In April 2001, LWN reached an agreement with Blackstone and RHMID, pursuant to which Blackstone would exercise its put and a reorganized Alderwoods would acquire 100% of the outstanding common stock of RH Holdings. The acquisition was approved by U.S. Bankruptcy Court and upon Alderwoods emergence from bankruptcy, Blackstone’s put was exercised. Upon exercise of the Put option, RH Holdings became a wholly owned subsidiary of a reorganized Alderwoods, and the Put/Call Agreement was terminated.

The exercise of the Put Option on January 3, 2002 did not give rise to a Change of Control under the Indenture.

Mayflower Insurance

In the course of ordinary business, the Company receives proceeds from insurance companies as payment for at-need services rendered. In 2002, the Company received approximately $0.2 million of insurance proceeds from Mayflower Insurance, a subsidiary of Alderwoods. As of December 31, 2002 and 2001, the Company was the stated beneficiary of insurance policies totaling a face amount of $8,046,000 and $8,262,000, respectively, with Mayflower Insurance. The Company did not sell any Mayflower Insurance policies in 2002.

ITEM 14.     CONTROLS AND PROCEDURES.

Within the 90 days preceding the date of this report, Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as a part of this report:

1. Financial Statements

(b) Exhibits

Exhibit Number	Description

2.1	—Asset Purchase Agreement, dated as of September 19, 1996, by and between Rose Hills Memorial Park Association and Tudor Acquisition Corp. (now known as the Rose Hills Company). (1)

2.2	— Agreement and Plan of Merger, dated as of September 19, 1996, by and among the stockholders of Roses, Inc. and Tudor Acquisition Corp. (now known as the Rose Hills Company). (1)

2.3

—Amendment to the Agreement and Plan of Merger dated as of November 18, 1996 by and among Rose Hills Acquisition Corp. (now known as Rose Hills Company), Roses Inc., the Stockholders of Roses Inc., and RH Mortuary Corporation. (1)

3.1	—Restated Certificate of Incorporation of Tudor Acquisition Corp. changing its name to Rose Hills Acquisition Corp. (1)

3.2	—Certificate of Amendment of Certificate of Incorporation of Rose Hills Acquisition Corp. changing its name to Rose Hills Company. (1)

3.3	—Amended and Restated By-Laws of Rose Hills Company. (1)

4.1	—Indenture dated as of November 15, 1996 between Rose Hills Acquisition Corp. and United States Trust Company of New York, as Trustee. (1)

4.2	—Form of 9.5% Senior Subordinated Note due 2004 (included in Exhibit 4.1). (1)

10.1

—Credit Agreement dated as of November 19, 1996 among Rose Hills Company, Rose Hills Holdings Corp., Goldman, Sachs & Co., as syndication agent and arranging agent, the financial institutions from time to time parties thereto as lenders and The Bank of Nova Scotia, as administrative agent for such lenders. (1)

10.2	—Buddhist Memorial Complex Development and Use Agreement dated as of March 1, 1994 between Rose Hills Memorial Park Association and International Buddhist Progress Society. (1)

10.3	—First Amendment to Buddhist Memorial Complex Development and Use Agreement, dated as of September 1, 1994 between Rose Hills Memorial Park Association and International Buddhist Progress Society. (1)

10.4	—Second Amendment to Buddhist Memorial Complex Development and Use Agreement, dated as of March 15, 1995 between Rose Hills Memorial Park Association and International Buddhist Progress Society. (1)

10.5	—Third Amendment to Buddhist Memorial Complex Development and Use Agreement, dated as of May 15, 1995 between Rose Hills Memorial Park Association and International Buddhist Progress Society. (1)

10.6	—Fourth Amendment to Buddhist Memorial Complex Development and Use Agreement, dated as of October 15, 1995 between Rose Hills Memorial Park Association and International Buddhist Progress Society. (1)

10.7	—Memorandum of Understanding, dated as of March 22, 1996 between Rose Hills Memorial Park Association and International Buddhist Progress Society. (1)

10.8	—Employment Agreement, dated December 1, 1998 by and between Rose Hills Company and Kenton C. Woods. (3)

10.9	—Non-Competition Agreement dated as of November 19, 1996 between RH Mortuary Corporation and Dennis C. Poulsen. (1)

10.10	—Profit Sharing/401K Plan (3)

10.11	—Employment Agreement, effective March 1, 2000 by and between Rose Hills Company and Dennis C. Poulsen. (4)

Exhibit Number	Description

10.12	—First Amendment to Credit Agreement (6)

10.13	—Second Amendment to Credit Agreement (6)

10.14	—Fifth Amendment to Buddhist Memorial Complex, Development and Use Agreement, dated April 27, 2001. (6)

10.15	—Employment Agreement, dated May 9, 2001 by and between Rose Hills Company and Gregg M. Williamson (7)

10.16	—Resignation and General Release Agreement, dated January 31, 2002 by and between Rose Hills Company and Dillis R. Ward. (8)

10.17	—Rose Hills Mortuary, L.P. Amended and Restated Supplemental Employee Retirement Plan, dated May 28, 1996. (10)

12	—Statement Re-Computation of Earnings to Fixed Charges Ratio. (10)

21	—Subsidiaries of Rose Hills Company (formerly known as Rose Hills Acquisition Corp.) (9)

99.1	—Certifications pursunt to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 27, 2003. (10)

(c) Reports on Form 8-K

None

(1)	Incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-4 (Registration No. 33-321411).
(2)	Incorporated by reference from Rose Hills’ Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 5, 1998.
(3)	Incorporated by reference from Rose Hills’ Report on Form 10-K for the year ended December 31, 1999, filed on March 24, 1999.
(4)	Incorporated by reference from Rose Hills’ Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 10, 2000.
(5)	Incorporated by reference from Rose Hills’ Report on Form 10-K for the year ended December 31, 2000, filed on March 28, 2001.
(6)	Incorporated by reference from Rose Hills’ Report on Form 10-Q for the quarter ended March 31, 2001, filed on May 15, 2001.
(7)	Incorporated by reference from Rose Hills’ Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001.
(8)	Incorporated by reference from Rose Hills’ Report on Form 10-K for the year ended December 31, 2001, filed on March 28, 2002.
(9)	See Item 2—Properties.
(10)	Filed herewith.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Rose Hills Company:

We have audited the consolidated financial statements of Rose Hills Company and subsidiaries (a wholly owned subsidiary of Rose Hills Holdings Corp.) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rose Hills Company and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective December 31, 2001, the minority shareholder of Rose Hills Holdings Corp. emerged from bankruptcy and acquired 100% of the outstanding common stock of Rose Hills Holdings Corp. Accordingly, the 2002 consolidated statement of operations and cash flows reflect the parent Company’s fresh-start accounting basis that has been “pushed-down” as a result of this transaction.

As discussed in note 2 to the consolidated financial statements, the Company implemented Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. As discussed in note 5 to the consolidated financial statements, the Company changed its method of recognizing revenue in 2000.

KPMG LLP

Los Angeles, California

February 14, 2003

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(In thousands)

	Successor 2002	Successor 2001
ASSETS
Current assets:
Cash and cash equivalents	$8,093	$7,639
Accounts receivable, net of allowances	10,064	12,810
Inventories	753	939
Prepaid expenses and other current assets	859	738

Total current assets	19,769	22,126
Long-term receivables, net of allowances	188,997	182,472
Cemetery property, at cost	35,845	36,078
Property and equipment, net	81,878	83,774
Deferred tax asset	1,486	3,505
Goodwill	66,941	67,385
Receivables from service trusts	8,098	7,942
Other assets	2,919	2,535

Total assets	$405,933	$405,817

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,974	$13,126
Current portion of long-term debt	53,306	9,698

Total current liabilities	62,280	22,824
Retirement plan liabilities	6,629	6,720
Subordinated notes payable	77,800	76,800
Bank senior-term loan	—	52,642
Other long-term debt	546	979
Other liabilities	78	50
Deferred pre-need funeral contract revenue	179,323	172,055
Deferred pre-need cemetery contract revenue	9,630	8,866

Total liabilities	336,286	340,936
Commitments and contingencies
Stockholder’s equity:
Common stock, par value of $.01. Authorized and outstanding 1,000 shares	—	—
Additional paid-in capital	64,881	64,881
Retained earnings	4,766	—

Total stockholder’s equity	69,647	64,881

Total liabilities and stockholder’s equity	$405,933	$405,817

See accompanying notes to consolidated financial statements.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2002, 2001 and 2000

(In thousands)

	Successor 2002	Predecessor 2001	Predecessor 2000
Sales and services:
Funeral sales and services	$31,805	$32,687	$32,299
Cemetery sales and services	46,472	44,533	44,284

Total sales and services	78,277	77,220	76,583

Cost of sales and services:
Funeral sales and services	22,217	23,770	23,712
Cemetery sales and services	32,918	34,917	31,883

Total cost of sales and services	55,135	58,687	55,595

Gross profit	23,142	18,533	20,988
General and administrative expenses	6,395	7,462	7,582
Amortization of purchase price in excess of net assets acquired and other intangibles	24	3,662	3,704
Asset write-down and other charges	18	8,160	—

Income (loss) from operations	16,705	(751)	9,702
Interest expense	(11,819)	(14,725)	(16,148)
Finance and interest income	2,913	3,185	3,182

Income (loss) before income taxes and cumulative effect of accounting change	7,799	(12,291)	(3,264)
Income tax expense (benefit)	3,033	2,074	(377)

Net income (loss) before cumulative effect of accounting change	4,766	(14,365)	(2,887)
Cumulative effect of accounting change (net of income tax benefit of $4,862)	—	—	(7,467)

Net income (loss)	$4,766	$(14,365)	$(10,354)

See accompanying notes to consolidated financial statements.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

(In thousands)

	Successor 2002	Predecessor 2001	Predecessor 2000
Cash flows from operating activities:
Net income (loss)	$4,766	$(14,365)	$(10,354)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,626	7,613	7,978
Amortization of deferred finance cost	—	1,629	1,757
Amortization of bond discount	1,000	—	—
Amortization of cemetery property	2,750	4,626	2,967
Provision for bad debts and sales cancellations	1,356	1,345	1,998
Cumulative effect of change in accounting principle	—	—	7,467
Provision for deferred taxes	2,019	2,522	(5,248)
Loss (gain) on disposal of property and equipment	43	(35)	1
Asset impairments	—	3,804	—
Changes in operating assets and liabilities, net of effects of acquisition transaction:
Accounts receivable	1,456	2,952	3,414
Insurance contract accounts receivable	(7,268)	—	—
Inventories	185	103	(51)
Prepaid expenses and other current assets	(121)	(8)	67
Goodwill	444	—	—
Accounts payable and accrued liabilities	(4,152)	2,160	(618)
Retirement plan liabilities	(91)	(60)	(114)
Net deferred revenue	8,033	(1,435)	10,528
Other assets and liabilities	(538)	554	(5,742)

Total adjustments	8,742	25,770	24,405

Net cash provided by operating activities	13,508	11,405	14,051

Cash flows from investing activities:
Capital expenditures	(3,592)	(4,273)	(4,857)
Proceeds from disposal of property and equipment	4	98	4

Net cash used in investing activities	(3,588)	(4,175)	(4,853)

Cash flows from financing activities:
Repayments of borrowings under Bank Credit Agreement	(9,172)	(6,953)	(3,053)
Borrowings (repayments) on other long-term debt	274	(147)	523
Principal payments of capital lease obligations	(568)	(662)	(647)

Net cash used in financing activities	(9,466)	(7,762)	(3,177)

Net increase (decrease) in cash and cash equivalents	454	(532)	6,021
Cash and cash equivalents at beginning of period	7,639	8,171	2,150

Cash and cash equivalents at end of period	$8,093	$7,639	$8,171

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,795	$13,065	$14,401
Income taxes	30	—	200

See accompanying notes to consolidated financial statements.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Years ended December 31, 2002, 2001 and 2000

(In thousands except for share amounts)

	Shares Outstanding	Additional paid-in capital	Retained Earnings (Deficit)	Total Stockholder’s Equity
Balance, December 31, 1999 (Predecessor)	1,000	$129,554	$2,435	$131,989
Net loss	—	—	(10,354)	(10,354)

Balance, December 31, 2000 (Predecessor)	1,000	$129,554	$(7,919)	$121,635
Net loss	—	—	(14,365)	(14,365)

Balance, December 31, 2001 (Predecessor)	1,000	$129,554	$(22,284)	$107,270
Effect of the push-down accounting of Alderwoods’ fresh-start accounting for the purchase of RH Holdings	—	(64,673)	22,284	(42,389)

Balance, December 31, 2001 (Successor)	1,000	$64,881	$—	$64,881
Net income	—	—	4,766	4,766

Balance, December 31, 2002 (Successor)	1,000	$64,881	$4,766	$69,647

See accompanying notes to consolidated financial statements.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Description of Business and Basis of Presentation

Rose Hills Company (the “Company”), a Delaware corporation, is a wholly owned subsidiary of Rose Hills Holdings Corp. (“RH Holdings”). The Company was formed in 1996 for purposes of acquiring Roses, Inc., the owner and operator of the Rose Hills Mortuary and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association (the “Association”) and Workman Mill Company, the owners of the real property and other cemetery assets of the Rose Hills Memorial Park (Rose Hills Cemetery). In connection with the acquisition, The Loewen Group Inc., a shareholder of RH Holdings, also caused one of its subsidiaries to contribute to the Company 14 funeral homes and 2 funeral home cemetery combination properties (the “Contributed Properties”). As a result of these acquisitions (collectively the “1996 Acquisition”), the Company is the successor to the operations, assets and liabilities of the Rose Hills Mortuary and Cemetery (collectively, “Rose Hills”) and the Contributed Properties.

Rose Hills is the largest, single-location cemetery and funeral home combination in the United States, and the Cemetery is the largest, single-location cemetery in the United States. The Rose Hills Cemetery and the Rose Hills Mortuary have been continuously operating since 1914 and 1956, respectively. Rose Hills is situated less than 14 miles from downtown Los Angeles on approximately 1,400 acres of land near Whittier, California. In addition to Rose Hills, the Company operated 9 funeral homes, 2 funeral home cemetery combination properties and one cemetery (“Affiliates”) as of December 31, 2002. Together with Rose Hills, the Affiliates constitute a strategic assembly of cemeteries and funeral homes in the greater Los Angeles area.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and the prevailing practices within the cemetery and mortuary industry. All significant intercompany accounts and transactions have been eliminated.

Changes in Control of Registrant

In April 2001, the shareholders of RH Holdings reached an agreement (“Loewen Blackstone Settlement Agreement”) pursuant to which Blackstone Capital Partners II Merchant Banking Fund L.P. (“Blackstone”), the beneficial owner of 79.55% of the outstanding common stock of the Company, would exercise its put right and the minority shareholder, a reorganized Loewen Group International, Inc. (“Loewen”), would acquire all of the stock of RH Holdings owned by Blackstone upon Loewen’s emergence from bankruptcy. The U.S. Bankruptcy Court confirmed Loewen’s reorganization plan, including the proposed acquisition of the shares of RH Holdings from Blackstone on December 5, 2001, and the plan became effective on January 2, 2002. Effective with its emergence from bankruptcy, Loewen has since been renamed the Alderwoods Group, Inc. (“Alderwoods”).

On January 3, 2002, in full satisfaction of Loewen’s obligations under the put, Alderwoods delivered to Blackstone unsecured, subordinated notes in the aggregate principal amount of $24,678,571 and Alderwoods common stock with an aggregate value of $6,515,143. As a result of the delivery of the consideration, Alderwoods completed its purchase of all of the stock of RH Holdings beneficially owned by Blackstone. Upon closing of the transaction (“Alderwoods purchase transaction”), Alderwoods increased its ownership from 20.45% to 100% of the outstanding common stock of RH Holdings, thereby causing the Company to become a wholly owned subsidiary of Alderwoods. The shareholders agreement, and all other agreements, between Alderwoods and Blackstone with respect to the Company terminated as of the closing of the transaction, and Alderwoods became entitled to elect all of the directors of the Company as of such date.

For accounting purposes, the effective date of the change in control has been determined by the Company to be December 31, 2001. This is based on the fact that the U.S. Bankruptcy Court confirmed Loewen’s reorganization plan, including the proposed acquisition of the shares of RH Holdings from Blackstone on

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 5, 2001. Thus, Blackstone and Loewen were obligated under the put. Accordingly, the Company has recorded the push-down of Loewen’s fresh-start reporting in its successor consolidated balance sheet as of December 31, 2001.

Push-down Accounting Adjustments

Since the Company has pushed-down the fresh start reporting that occurred as a result of Loewen’s purchase of Blackstone’s interest in the Company, the Company’s successor consolidated balance sheets as of December 31, 2001 and 2002, is presented on a different cost basis than the predecessor consolidated balance sheet as of December 31, 2000. Therefore, such statements are not comparable. The following provides a balance sheet continuity from the Company’s predecessor balance sheet prior to push-down of the fresh-start reporting to the Company’s successor balance sheet.

	Predecessor Balance Sheet December 31, 2001	Push-down Accounting Adjustments		Successor Balance Sheet December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	7,639	—		7,639
Accounts receivable, net of allowances	12,810	—		12,810
Inventories	939	—		939
Prepaid expenses and other current assets	738	—		738

Total current assets	22,126	—		22,126
Long term receivables, net of allowances	10,417	172,055	(1)	182,472
Cemetery property, at cost (net)	77,436	(41,358	)(2)	36,078
Property and equipment, net	50,522	33,252	(2)	83,774
Deferred tax asset	8,132	(4,627	)(6)	3,505
Goodwill	113,450	(46,065	)(3)	67,385
Deferred finance charges	4,148	(4,148	)(4)	—
Receivables from service trusts	7,942	—		7,942
Other assets	2,535	—		2,535

Total assets	296,708	109,109		405,817

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Predecessor Balance Sheet December 31, 2001	Push-down Accounting Adjustments		Successor Balance Sheet December 31, 2001
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	12,620	506	(5)	13,126
Current portion of long-term debt	9,698	—		9,698

Total current liabilities	22,318	506		22,824
Retirement plan liabilities	6,720	—		6,720
Deferred tax liability	10,169	(10,169	)(6)	—
Subordinated notes payable	80,000	(3,200	)(4)	76,800
Bank senior-term loan	52,642	—		52,642
Other long-term debt	979	—		979
Other liabilities	50	—		50
Deferred pre-need funeral contract revenue	—	172,055	(1)	172,055
Deferred pre-need cemetery revenue	16,560	(7,694	)(7)	8,866
Stockholder’s equity:
Common stock	—	—		—
Additional paid-in capital	129,554	(64,673	)(8)	64,881
Accumulated deficit	(22,284)	22,284	(8)	—

Total stockholder’s equity	107,270	(42,389)		64,881

Total liabilities and stockholder’s equity…	296,708	109,109		405,817

(1)	Amounts due from trust funds and third-party insurance companies, net of an allowance for non-deliverance by Company owned funeral homes have been included in the successor balance sheet, as further discussed in note 8.
(2)	Independent appraisals were utilized to revalue unsold cemetery property, land and buildings to their fair value at the date of change in ownership. Cemetery property was reduced $41,358,000 and land and buildings and improvements were increased $25,329,000 and $7,923,000, respectively.
(3)	The Company has estimated the excess of the purchase price over the fair values of identifiable net assets (goodwill) based upon a third party appraisal of the Company’s enterprise value. Management also used third party appraisals to estimate the fair value of the Company’s long-lived assets and cemetery inventory in the allocation of the purchase price. Based upon the third party appraisals, the Company recorded goodwill of $67,385,000.
(4)	At the consummation of the change in ownership, the estimated market value of the Company’s senior subordinated notes was 96% of their maturity value. Accordingly, $80,000,000 of its 9½% senior subordinated notes have been recorded at $76,800,000 and $4,148,000 of deferred finance charges was eliminated.
(5)	The amount represents severance due to the resignation of the Company’s President and Chief Executive Officer concurrent with the change of control.
(6)	The net effect of the push-down accounting transactions decreased the net deferred tax liability by $5,542,000.
(7)

Pre-need cemetery contracts carried on the Company’s predecessor balance sheet include the sales price of unserviced and undelivered cemetery services and merchandise, net of their direct and acquisition costs. In accordance with fresh-start accounting pushed-down by Alderwoods, the successor Company balance sheet carries obligations to perform pre-arranged cemetery services and provide cemetery merchandise at their

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value, net of their direct fulfillment costs. Deferred commission costs have been eliminated. The fair value of future cemetery services was estimated by management to be 70% of the current sales price of those services adjusted for an inflation factor and reduced by a discount rate dependent on the expected fulfillment date. The cost to deliver cemetery merchandise was obtained from independent vendors adjusted for an inflation factor and reduced by a discount rate dependant on the expected fulfillment date. Accordingly, the Company has recorded deferred pre-need cemetery revenue of $8,866,000.

(8)	In April 2001, Loewen and Blackstone negotiated a settlement pursuant to which Blackstone would exercise its Put Option and Loewen would acquire all of RH Holdings common shares owed by Blackstone. The settlement agreement, which was contingent on Loewen’s emergence from bankruptcy, indicated Blackstone would receive a note for approximately $24.7 million and newly reorganized Loewen (Alderwoods) common stock valued at approximately $6.6 million in full satisfaction for all Blackstone’s claims in the Loewen bankruptcy. Management did not use the consideration received by Blackstone since it was an amount negotiated to settle Blackstone’s claims under the Put/Call Agreement and was not based on the fair value of RH Holdings common stock. Accordingly, the Company has recorded in the push-down of the fresh-start reporting, an additional paid-in capital balance of $64,881,000 that represents the Company’s enterprise value in its December 31, 2001, successor consolidated balance sheet. This enterprise value is based on an independent appraisal of the Company as of December 31, 2001.

(2)    Summary of Critical and Significant Accounting Policies and Estimates

Critical Accounting Policies and Estimates

(a)    Cemetery Revenue Recognition

Pre-need sales of cemetery interment rights are recognized in accordance with the guidance of Statement of Financial Accounting Standards (SFAS) No. 66, Accounting for the Sales of Real Estate. Accordingly, sales of interment rights are recognized under the full accrual method, the percentage of completion method, or the deposit method depending on the level of the buyer’s down payment and any continuing involvement the Company has in developing sold property. Direct cost of goods sold are deferred and recognized concurrent with the recognition of deferred sales. Costs relating to the sale of cemetery interment rights, including sales commissions, are expensed in the period incurred.

Allowances for anticipated customer cancellations and refunds are provided at the date of sale based on management’s estimate of expected cancellations using historical trends over the past 6 years. In 2002 and 2001, a 4% and 5% effective cancellation rate was used to provide for anticipated cancellations and refunds, respectively. Actual cancellation rates in the future may result in a change in estimate. Significant variances in expected cancellations could impact future gross margins.

Pre-need merchandise and service sales, and their direct cost of goods sold, are recognized at the time of delivery of merchandise or performance of service. Costs relating to the sale of merchandise and services, including sales commissions, are expensed in the period incurred.

At-need sales of cemetery interment rights, merchandise and services are recognized when the merchandise is delivered or the service is rendered.

A portion of the proceeds from the sale of interment rights is required by state law to be paid into an Endowment Care Fund to provide for the perpetual care of the associated properties. Cemetery revenue is recorded net of these amounts. Interest and dividend earnings of the Endowment Care Funds are used to defray the maintenance costs of the cemeteries which are expensed as incurred. Additionally, pursuant to state law, the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trust funds. A significant increase in cost of services or loss of principal in the trust could negatively impact future gross margins.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is the Company’s policy to voluntarily trust 100% of pre-need service revenue when contracts are paid in full. Also, the Company has an agreement with a vendor to purchase pre-need merchandise when the sales contracts are paid in full. Funds voluntarily trusted for pre-need cemetery services are included in the consolidated financial statements.

Effective January 1, 2000, the Company changed its method of accounting for pre-need sales of cemetery products and services. See note 5.

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

(c)    Valuation of Long-Lived Assets

Through December 31, 2001, the Company accounted for long-lived assets under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized was measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of were reported at the lower of the carrying amount or fair value, less cost to sell. In 2001, the long-lived assets of two operating locations were reduced $1,032,000 and charged to Asset Write-Down and Other Charges.

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

(d)    Valuation of Goodwill

Through December 31, 2001, the excess of purchase price over the fair value of identifiable net assets acquired (goodwill) was being amortized by use of the straight-line method over a 40-year period.

As a result of Alderwoods’ purchase of Blackstone’s interest in the Company, the Company recorded the push-down of Loewen’s fresh start reporting in its successor consolidated balance sheet as of December 31, 2001. As of December 31, 2001, the Company estimated the excess of the purchase price over the fair values of identifiable net assets based upon a third party appraisal of the Company’s enterprise value. Based upon the third party appraisal, the Company recorded goodwill of $67,385,000, a $46,065,000 reduction to the predecessor Company’s goodwill at December 31, 2001.

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment for each of the Company’s reporting segments. The Company’s reporting segments are cemetery operations and funeral operations. The annual review entails determining an estimated fair value of goodwill for comparison to the carrying amount of goodwill, to assess whether or not impairment has occurred. In determination of the estimated fair value of goodwill, the Company compared the net carrying value of assets (including goodwill) less liabilities to the discounted cash flows of each segment. The Company performed its annual goodwill impairment review on October 31, 2002. No impairment to goodwill was identified during the review. Such determination involves complex assumptions; accordingly, if any estimates or related underlying assumptions change in the future, the Company may be required to record goodwill impairment charges that result.

As a result of the adoption of SFAS No. 142, the Company did not record any amortization expense of goodwill for the twelve months ended December 31, 2002. The following table shows the impact of the adoption of SFAS No. 142 (in thousands):

	Twelve Months ended December 31,
	Successor 2002	Predecessor 2001	Predecessor 2000
Reported net income (loss)	$4,766	$(14,365)	$(10,354)
Add back: goodwill amortization	—	3,306	3,298

Adjusted net income (loss)	$4,766	$(11,059)	$(7,056)

In 2002, the Company utilized a $444,000 benefit from the December 31, 2001 net operating loss carry forward valuation allowance. The guidance provided by SFAS No. 109 and Statement of Position No. 90-7, state that the benefit of a valuation allowance for a deferred tax asset is to be recorded to goodwill. Accordingly, goodwill was reduced $444,000 in 2002.

Significant Accounting Policies

(a)    Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the expenses and disclosure of contingent assets and liabilities at the

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those required in the valuation of intangible assets, evaluating the impairment for long lived assets, the recording of allowance for sales cancellations and doubtful accounts and various elements of the push-down transactions related to the change in control of the Company (including the valuation of purchased assets and liabilities, as well as the determination of deferred revenues). Actual results could differ from those estimates.

(b)    Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and short-term certificates of deposit, with original maturities of three months or less.

(c)    Receivables

Receivables due from customers for cemetery property, merchandise and services sold in advance of need are generally collected over one to seven years and bear interest at the average rate of 9.9% per annum. An allowance for sales cancellations has been established to recognize that cemetery property sold in advance of need, for which a minimum down payment is received, may be subsequently cancelled. Accordingly, as of December 31, 2002 and December 31, 2001, allowance for sales cancellations totaled $2,067,000 and $2,021,000, respectively. A provision of $1,080,000, $1,027,000, and $1,717,000 was charged to cemetery sales to provide for estimated future cancellations for the years ended December 31, 2002, 2001 and 2000, respectively.

In addition, receivables due from customers for cemetery and mortuary goods and services provided at the time of need are generally collected over a period of one to five years bearing interest at the average rate of 9.9% per annum. An allowance for doubtful accounts has been established to recognize that a portion of these types of receivables may not ultimately be collectible. As of December 31, 2002 and 2001, the allowance for doubtful accounts totaled $235,000 and $273,000, respectively.

Finance income earned on long-term receivables is recognized on a current basis.

(d)    Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value.

(e)    Cemetery Property

Cemetery property consists of developed and undeveloped cemetery property and is valued at average cost, which is not in excess of market value. Amounts are expensed (cemetery amortization) to cost of sales and services as sales of cemetery plots occur.

(f)    Property and Equipment

Property and equipment are valued at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Building and improvements	10 to 40 years
Automobiles	4 to 6 years
Furniture, fixtures and equipment	10 years
Computer hardware and software	3 to 6 years
Leasehold improvements	Life of the asset or term of the lease, whichever is shorter

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expenditures for maintenance and repairs are charged to operations as incurred and expenditures for replacements and betterment are capitalized.

(g)    Covenants Not to Compete

Covenants not to compete included in “Other Assets” on the consolidated balance sheets represent amounts prepaid or the present value of future payments under noncompetition agreements with certain key management personnel of acquired operations.

Amortization of such covenants not to compete is provided by use of the straight-line method over the terms of the relevant agreements, typically ten years. The carrying amount of the covenants not to compete was $41,000 and $65,000 as of December 31, 2002 and 2001, respectively. Certain covenants were fully amortized at December 31, 2002; however the amortization expense related to open covenants for December 31, 2002, 2001 and 2000 was $24,000, $356,000 and $406,000, respectively.

(h)    Deferred Financing Cost

Pursuant to the original debt acquisition in 1996, deferred financing costs relating to the bank senior-term loan and the senior subordinated notes were being amortized over the life of the loan and the notes based on the effective interest method. As of December 31, 2000, accumulated amortization of these costs was $6,721,000. Commensurate with the change in control, the Company’s debt was revalued based on market conditions and the unamortized deferred financing costs were eliminated.

(i)    Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

In connection with the Alderwoods purchase transaction, effective January 2, 2002, the Company will be included in the consolidated income tax return of the Alderwoods Group, Inc. Net operating loss carryover benefits are not available to offset income in 2002. The current period tax liability is due to the Alderwoods Group, Inc. and is included in the accounts payable and accrued liabilities in the consolidated balance sheet. Prior to 2002, the Company filed separate income tax returns.

(j)    Fair Value of Financial Instruments

The carrying value of the Company’s debt instruments approximates fair value that is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

The fair value of the Company’s accounts and notes receivable in excess of one year approximates carrying values and is determined as the present value of expected future cash flows discounted at the interest rate currently offered by the Company, which approximates rates currently offered for loans with similar terms and collateral to borrowers with comparable credit risk.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(3)    Liquidity

On February 14, 2003, the terms of Alderwoods’ $75.0 million Credit Facility Agreement was amended to allow Alderwoods, upon the satisfaction of specified conditions precedent, to draw up to $30.0 million from its credit facility for the purposes of assisting in the repayment of the principal amount of $52.6 million outstanding under the Company’s Bank Term Facility. Under the terms of the amended Alderwoods Credit Facility Agreement, Alderwoods’ obligations thereunder will be guaranteed by RH Holdings, the Company and the Company’s subsidiaries, and the lenders thereunder will receive a first priority security interest in and lien on all personal property of RH Holdings, the Company and the Company’s subsidiaries and the real property of eight affiliate funeral homes and cemeteries. Real property at Rose Hills Memorial Park and Mortuary is not included in the Alderwoods Credit Facility Agreement. Alderwoods has committed, upon the satisfaction of specified conditions precedent, at a minimum, to contribute $42.0 million in equity cash to the Company prior to May 1, 2003. Upon receipt, the Company intends to retire in full the $52.6 million outstanding under its Bank Term Facility using the equity cash contribution from Alderwoods and up to $10.6 million of its own funds.

(4)    Asset Write-Downs and Other Charges:

Disposition of Funeral Homes

In 2001, the Company began assessing the long-term term prospects of certain Contributed Properties including their fit with the Rose Hills Cemetery and Mortuary and the effectiveness of clustering synergies. Based on this assessment, the Company determined that four of the Contributed Properties did not fit the Company’s long-term market strategy. In June 2001, the Company completed disposition of these four locations, which included sub-leasing three locations, and leasing one owned location to independent funeral operators. In connection with the disposition of these four locations, the Company restructured its Affiliate operations and terminated approximately 40 employees. The Company recorded a charge of $1.7 million ($1.1 million non cash charges relating to the write-off of goodwill and other assets and $0.6 million in severance pay and lease termination costs) in 2001. As of December 31, 2002, $94,000 remains in the lease termination provision.

Asset Impairment of Long-lived Assets

In the fourth quarter of 2001, the Company determined that Affiliate locations had suffered asset impairments due to market conditions. The Company recorded a $2.1 million non-cash charge for the write-off of goodwill and other assets.

Change in Control Compensation Agreements

Pursuant to the phantom equity plan, the consummation of the change in control discussed in note 1 triggered an additional $1,354,000 bonus award commitment by the Company to certain members of the

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s management. The incremental amount was recorded in the 2001 consolidated statement of operations and paid on January 3, 2002.

Land Movement

As more fully discussed in note 21, during 2001 the Company recorded $3.0 million for remediation and related costs to be incurred in connection with the land movement in a portion of the Rose Hills Memorial Park.

The following table below sets forth the impact to the December 31, 2001 consolidated statement of operations for those amounts indicated in the notes above:

Asset write- down and other charges
Disposal of affiliates—goodwill and other assets write-off	$1,075
Disposal of affiliates—severance and other cash payments	285
Provision for loss on lease arrangements	327
Asset impairments	2,119
Phantom equity plan—change in control provision	1,354
Land movement.	3,000

$8,160

(5)    Change in Accounting Principles

In response to the issuance of Staff Accounting Bulletin No.101 (SAB 101) and consultation with the U.S. Securities Exchange Commission, the Company changed the following accounting principles effective January 1, 2000:

Revenue recognition of pre-need interment rights are now accounted for in accordance with SFAS No. 66. The direct costs for the deferred sales are now deferred and recognized concurrent with the recognition of the deferred sales. Previously, the Company recognized the sale of pre-need interment rights, and their related costs, at the time of sale.

Revenue recognition of pre-need cemetery services and merchandise, and their direct costs, are now deferred until time of delivery or performance of service. Previously, the Company recognized the sale of pre-need service and merchandise, and their related costs, at the time of sale.

Revenue realized by the cemetery service and merchandise trust funds are now deferred until the underlying service and merchandise is delivered. Previously, the Company recognized the earnings as they accrued.

The cumulative effect of these changes in accounting principles on prior years resulted in $12,329,000 decrease in net earnings before taxes and $7,467,000 decrease in net earnings after taxes for the year ended December 31, 2000. The effect of the change in accounting principles for the year ended December 31, 2001 was an increase in net earnings of $1,238,000. On December 31, 2001, the Company eliminated $5,880,000 of profit that was previously included in the cumulative effect of accounting change as a result of the push-down of fresh-start accounting. For the year ended December 31, 2002, the effect of the change in accounting principles was an increase in net earnings of $779,000.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31, 2002 and 2001 (in thousands):

	Successor 2002	Successor 2001
Deposits	$261	$397
Prepaid expenses	174	223
Prepaid insurance	424	118

Prepaid expenses and other current assets	$859	$738

(7)    Property and Equipment

Property and equipment consist of the following at December 31, 2002 and 2001 (in thousands):

	Successor 2002	Successor 2001
Land	$33,590	$33,590
Buildings and improvements	43,555	42,958
Furniture, fixtures and equipment	4,937	4,342
Vehicles	1,188	1,159
Computers and computer software	1,170	898
Construction in progress	940	827

Total property and equipment	85,380	83,774
Less accumulated depreciation	3,502	—

Property and equipment, net	$81,878	$83,774

(8)    Long-term Receivables

The balance in long-term receivables represents amounts due from customer receivables beyond one year and related allowance for doubtful accounts, funeral trust funds less an allowance for cancellations and non-fulfillment, insurance companies for unperformed, price guaranteed, pre-need funeral contracts and allowance for cancellations and non-fulfillment, and unearned finance income. The components of long-term accounts receivable in the consolidated balance sheets are as follows:

	Successor 2002	Successor 2001
Funeral installment contracts	$1,282	$1,416
Allowance for doubtful accounts	(131)	(135)
Pre-need cemetery installment contracts	10,427	11,117
Allowance for cancellations and refunds	(1,214)	(1,087)
Amounts receivable from funeral trusts	4,286	5,083
Amounts receivable from third-party insurance companies	178,356	170,484
Allowance for cancellations and non-fulfillment—funeral trusts and insurance companies	(3,319)	(3,512)
Unearned finance income	(690)	(894)

	$188,997	$182,472

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For funeral and cemetery installment contracts, an allowance for cancellations and refunds is provided at the date of sale based on management’s estimates.

Amounts receivable from funeral trusts represent the proceeds deposited in the funeral trust funds. Amounts receivable from third party insurance companies represent the value of the unserviced policies. An allowance for cancellations and non fulfillment by company-owned funeral homes is provided at the date of sale based upon management’s estimates. The company will receive these amounts when the contracted services are performed.

(9)    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following at December 31, 2002 and 2001 (in thousands):

	Successor 2002	Successor 2001
Trade payables	$820	$2,028
Taxes payable	2,172	2,529
Accrued payroll costs	2,110	1,610
Accrued interest	1,167	1,245
Phantom equity	—	2,507
Land movement	950	1,970
Other accrued expenses	1,755	1,237

	$8,974	$13,126

(10)    Derivative Financial Instruments

The Company’s policy is not to use derivative instruments for speculation. The Company does not trade in financial instruments and is not a party to leveraged derivatives.

(11)    Cemetery Funds

(a)    Endowment Care Fund

The Company, pursuant to state law, has placed the cemeteries under endowment care. Therefore, when cemetery property is sold, an endowment care charge is made for which a minimum amount is statutory. Charges are payable to the Endowment Care Funds (the Funds), separate 501(c)(13) organizations, when the total sales contract amount has been collected. Since a substantial portion of pre-need cemetery property sales is made on an installment basis, many of the charges are not due currently. Generally, the installment receivables, including late charges, are collectible within one to seven years. As of December 31, 2002 and 2001, amounts owed to the Funds, but not yet due or collected in full from customers, amounted to $2,431,000 and $1,946,000, respectively. The Funds’ assets are invested under the direction of the Trustees of the Funds. The principal of the Funds generally cannot be withdrawn by the Company and therefore is not included on the Company’s consolidated balance sheet. The change in net assets of the Funds, net of amounts required to be withheld under state law, is paid by the Funds to the Company and is used for the care, maintenance and embellishment of the cemeteries. As allowable by state law, a portion of the undistributed capital gains of the Funds has been reserved and is available

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the Company at the discretion of the Trustees for future maintenance, repair or restoration of property or embellishment. The amounts earned by the Funds and transferred to the Company are reported as cemetery revenues in the consolidated statements of operations and amounted to $3,185,000, $3,616,000 and $3,814,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

Total assets of the Funds are $68,275,000 and $64,586,000 at December 31, 2002 and 2001, respectively, and consist primarily of cash and investments carried at market value. Total liabilities of the Funds are $641,000 and $293,000 at December 31, 2002 and 2001, respectively, and consist primarily of amounts payable to the Company. Total net assets of $67,634,000 and $64,292,000 at December 31, 2002 and 2001, respectively, resulted primarily from Funds’ deposits received or receivable from customers, capital gains (net of transfers to reserves) and holding gains and losses experienced by the Funds.

(b)    Special Care Funds

In 1998, the Company established Cemetery Special Care Funds (SCF) pursuant to state law for the investment of proceeds from the sale of pre-need cemetery services and merchandise. The Company’s policy is to voluntarily set aside in trust, 100% of the pre-need cemetery service revenue when the contracts are paid in full. The funds deposited are carried on the Company’s consolidated balance sheet in receivables from service trusts. American Funeral and Cemetery Trust Services is the Trustee of the Special Care Funds.

Total assets of the SCF are $10,420,000 and $10,779,000 at December 31, 2002 and 2001, respectively, and consist primarily of cash and investments carried at market value. Total liabilities of the SCF are $588,000 and $786,000 at December 31, 2002 and 2001, respectively, and consist of amounts payable to the Company. Total net assets of $9,832,000 and $9,993,000 at December 31, 2002 and 2001 respectively, resulted primarily from SCF deposits received or receivable from customers, capital gains (net of transfers to reserves) and holding gains and losses experienced by the SCF.

(12)    Pre-need Funeral Service Debentures

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

Under the indenture and supplemental indentures, as amended, the Company is required to make payments to a trustee of the fund to be used for the retirement of the debentures at maturity or upon their application to the purchase price of funeral services. Initial funding payments in amounts equal to 25% of the face amount of debentures being issued were required at the time of issuance. The issued and outstanding debentures at December 31, 2002, equaling $401,000, have matured.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)    Income Taxes

The provision for income tax expense (benefit) is as follows (in thousands):

	Successor 2002	Predecessor 2001	Predecessor 2000
Current:
Federal	$926	$(474)	$—
State	88	26	15

Total current	1,014	(448)	15

Deferred:
Federal	1,718	2,375	(4,676)
State	301	147	(578)

Total deferred	2,019	2,522	(5,254)

Total income tax expense (benefit).	$3,033	$2,074	$(5,239)

Differences between the provision for income tax expense (benefit) (exclusive of the tax benefit related to the cumulative effect of the accounting change) and income tax expense (benefit) at the statutory federal income tax rate are as follows (in thousands):

	Successor 2002	Predecessor 2001	Predecessor 2000
Expected federal tax (benefit) expense	$2,652	$(4,179)	$(1,110)
Net tax effects of:
Goodwill amortization	—	703	702
State taxes, net of federal benefit	455	(717)	(190)
Change in valuation allowance	—	6,190	—
Other	(74)	77	221

Actual income tax expense (benefit)	$3,033	$2,074	$(377)

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax balances at December 31, 2002 and 2001 are as follows (in thousands):

	Successor 2002	Successor 2001
Deferred tax assets:
Operating reserves	$781	$1,358
Retirement benefits	1,255	1,537
Land movement reserve	394	—
Tax basis over book value resulting from push-down of fresh-start accounting	17,689	18,127
Asset write-downs	—	1,034
Net operating loss	5,748	6,190
Deferred revenue and other	539	626

Total deferred tax assets before valuation allowance	$26,406	$28,872

Valuation allowance	(5,748)	(6,190)

Total deferred tax assets after valuation allowance	20,658	22,682
Deferred tax liabilities:
Tax basis over book value resulting from push-down of fresh-start accounting	(13,771)	(13,697)
Debt discount	—	(1,275)
Goodwill amortization	(657)	—
Depreciation	(3,941)	(4,205)
Land	(803)	—

Total deferred tax liability	(19,172)	(19,177)

Net deferred tax asset	$1,486	$3,505

The Company had a $5.7 million and $6.2 million valuation allowance related to the entire net operating loss carry forward (NOL) available to the Company as of December 31, 2002 and 2001, respectively. In 2002, a $442,000 reduction in the estimated valuation allowance was recorded as a push-down fresh-start accounting adjustment. In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or the NOLs can be used. Management considered scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible and the NOLs can be used, and the change of ownership occurring in early 2002, and the potential limitation imposed on the utilization of the Company’s NOLs resulting from that change, management believes it is more likely than not that the benefits of these NOLs will not be utilized by the Company.

(14)    Related Party Transactions

In the course of ordinary business, the Company receives proceeds from insurance companies as payment for at-need services rendered. In 2002, the Company received approximately $0.2 million of insurance proceeds from Mayflower Insurance, a subsidiary of Alderwoods. As of December 31, 2002 and 2001, the Company is the stated beneficiary of insurance policies totaling a face amount of $8,046,000 and $8,262,000 with Mayflower Insurance, respectively.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    Long-term Debt

Long-term debt consists of the following at December 31, 2002 and 2001 (in thousands):

	Successor 2002	Successor 2001
Borrowings outstanding under Bank Credit Agreement, due November 2003	$52,642	$61,581
9.5% Senior subordinated notes due November 15, 2004, with an effective interest rate of 11.13% net of unamortized discount of $2.2 million	77,800	76,800
Notes payable and liabilities under noncompete agreements bearing interest at rates ranging from 7.46% to 9%. The notes and noncompete agreements have variable maturities ranging from 2003 through 2007	551	851
Capital lease obligations	659	887

	131,652	140,119
Less current portion	(53,306)	(9,698)

Long-term debt	$78,346	$130,421

At December 31, 2002, annual maturities of long-term debt consisted of the following (in thousands):

Year ending December 31:
2003	$53,306
2004	78,181
2005	72
2006	26
2007	14
Thereafter	53

$131,652

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

The Company is required to maintain certain defined financial ratios. The Company was in compliance with all such requirements at December 31, 2002.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrowings under the Bank Term Facility bear interest at the Company’s option, at the reference rate (the Base Rate) of the agent acting on behalf of the financial institutions plus 2%, or under a Eurodollar option, at a reserve-adjusted Eurodollar rate (the Adjusted Eurodollar Rate) plus 3%. The Bank Term Facility will mature seven years after the 1996 acquisition and requires semiannual installments aggregating $1.0 million in each of the first three years after the acquisition, $3.0 million in the fourth year after the acquisition, $7.0 million in the fifth year after the acquisition, $9.0 million in the sixth year after the acquisition and $53 million in the seventh year after the acquisition.

As of December 31, 2002, the Company was paying interest at the Adjusted Eurodollar Rate (1.42%) plus 3.0% on its outstanding borrowings under the Bank Term Facility. Additionally, the Company had entered into interest rate Collar Agreements to limit its interest rate risk that expired December 1, 2000.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at the Base Rate plus 1.75%, or the Adjusted Eurodollar Rate plus 2.75%. The Company pays a commitment fee of 0.5% on the unused portion. The Revolving Credit Facility is payable in full at maturity, with no prior amortization. As of December 31, 2002, the Company had no borrowings under the Revolving Credit Facility.

The Company has face value $80.0 million of 9.5% senior subordinated notes payable due November 15, 2004 (the Notes). There are no sinking fund requirements on the Notes and they may not be redeemed until November 2000. At such date, they are redeemable at 104.75% of principal amount, plus accrued and unpaid interest, if any, to the redemption date, and thereafter, at an annually declining premium over par until November 2003, when they are redeemable at par. The indenture limits the payment of dividends and repurchase of capital stock, and includes certain other restrictions on indebtedness and limitations customary with subordinated indebtedness of this type. The Company is in compliance with all such requirements as of December 31, 2002.

The Company assumed liabilities under notes payable and non-compete agreements from the Contributed Properties in the 1996 acquisition. The notes payable are secured by land and bear interest at rates ranging from 7.46% to 8.00%. The non-compete agreements are recorded at the net present value of future payments discounted at 9.00%.

(16)    Retirement Plans

The Company has a defined benefit plan, a defined contribution plan, supplemental employee retirement plan (SERP) and a retirement plan for the Board of Trustees. All plans except for the defined contribution plan are frozen. As a result of the change in control, the Company eliminated any unrealized gain or loss in the change in funded status footnotes on December 31, 2001.

(a)    Defined Benefit Plan

The Retirement Plan for Employees of Rose Hills Mortuary, L.P. (the Plan) is frozen. It is the intention to formally terminate the Plan at a later date. Prior to the 1996 acquisition, all employees of the Mortuary, which employed all cemetery and mortuary employees, were participants in the Plan. Participants became fully vested upon the freezing of the Plan. Employees may elect to receive their pension benefits in the form of a single-life annuity or a qualified joint and contingent annuity.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has funded or accrued the present value of these benefits. The Plan is subject to and in compliance with the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). During 1995, the Plan received a favorable letter of determination from the IRS.

The change in benefit obligation included the following components (in thousands):

	Successor 2002	Predecessor 2001
Benefit obligation at January 1	$12,557	$10,688
Interest cost	764	763
Actuarial (gain) loss	(343)	1,722
Benefits paid	(666)	(616)

Benefit obligation at December 31	$12,312	$12,557

The change in plan assets included the following components (in thousands):

	Successor 2002	Predecessor 2001
Fair value of assets at January 1	$11,978	$11,745
Actual return on plan assets	892	849
Benefits paid	(666)	(616)

Fair value of assets at December 31	$12,204	$11,978

The change in funded status included the following components (in thousands):

	Successor 2002	Successor 2001
Benefit obligation	$(12,312)	$(12,557)
Plan assets at fair value	12,204	11,978
Unrecognized net actuarial gain	(478)	—

Accrued pension cost	$(586)	$(579)

The net pension cost included the following components (in thousands):

	Successor 2002	Predecessor 2001	Predecessor 2000
Interest cost on projected benefits obligations	$764	$763	$768
Expected earnings on plan assets	(757)	(746)	(723)
Gain	—	(3)	—

Total net periodic pension cost	$7	$14	$45

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.25% for 2002 and 2001. The expected long-term rate of return on assets was 6.50% for 2002 and 2001.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)    Defined Contribution Plan

The Company also has a defined contribution plan, which has been qualified under Section 401(k) of the Internal Revenue Service Code (the Savings Plan). During 1995, the predecessor mortuary received a favorable letter of determination from the Internal Revenue Service regarding the Savings Plan. The Savings Plan permits participation by all employees of the Company who have completed six months of continuous service, subject also to their entry into the Savings Plan on enrollment dates of January 1 or July 1 of each year. Participants may defer up to 15% of their compensation (subject to certain limitations). In addition to the amount of compensation deferred by participants, the Company matches 50% of up to $4,000 contributed per year per participant. Additionally, the Company may contribute to the Savings Plan for each Plan year, beginning with the Plan year beginning January 1, 1997, such amounts as the Board of Directors shall determine in its sole discretion. The Company’s contribution to this Savings Plan on behalf of the participants amounted to $427,000, $446,000 and $486,000, for the years ended December 31, 2002, 2001 and 2000 respectively.

(c)    Supplemental Employee Retirement Plan

Three senior officers of Roses, the predecessor mortuary, had employment agreements, which obligated Roses to provide these three employees with a supplemental employee retirement plan (SERP). This non-qualified supplemental pension plan covering certain employees provides for incremental pension payments from Roses’ funds so that the total pension payments would more realistically approximate amounts that would have been payable from the Roses’ principal pension plan if it were not for limitations imposed by income tax regulations. In conjunction with the 1996 acquisition, the Company assumed the SERP liability. The annual lifetime benefit is based upon a percentage of salary during the final five years of employment, offset by several other sources of income, up to age 62, at which time the benefit becomes payable to the participant.

The change in SERP benefit obligation included the following components (in thousands):

	Successor 2002	Predecessor 2001
Benefit obligation at January 1	$4,755	$4,084
Interest cost	303	300
Actuarial loss	1	546
Benefits paid	(175)	(175)

Benefit obligation at December 31	$4,884	$4,755

The change in SERP plan assets included the following components (in thousands):

	Successor 2002	Predecessor 2001
Fair value of assets at January 1	$—	$—
Employer contributions	175	175
Benefits paid	(175)	(175)

Fair value of assets at December 31	$—	$—

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in SERP funded status included the following components (in thousands):

	Successor 2002	Successor 2001
Benefit obligation	$(4,884)	$(4,755)
Unrecognized net actuarial loss	1	—

Accrued pension cost	$(4,883)	$(4,755)

The net SERP pension cost included the following components (in thousands):

	Successor 2002	Predecessor 2001	Predecessor 2000
Interest cost	$303	$300	$291
Gain	—	(34)	(40)

Total net pension cost	$303	$266	$251

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation and the expected long-term rate of return on assets was 6.50% for 2002 and 2001.

To fund the SERP obligations, the Company has procured whole-life insurance policies. The Company is the owner and beneficiary of these policies with an aggregate face amount of $7.0 million. The cash surrender value of the Company’s share of the policies is reflected in the consolidated balance sheets under other assets and amounted to $2,819,000 and $2,403,000 as of December 31, 2002 and 2001, respectively.

(d)    Board of Trustees’ Plan

The Association had a retirement plan (the Trustees’ Plan) covering each eligible member of the Association’s Board of Trustees (Trustee). Per terms of the Asset Purchase Agreement, the Company has assumed this liability. As a result of the 1996 acquisition, the Trustees’ plan was frozen as of December 31, 1996. Participants became fully vested upon the freezing of the Plan.

The Company has accrued the present value of these benefits. The Trustees’ Plan is subject to and in compliance with the provisions of the ERISA.

The change in benefit obligation included the following components (in thousands):

	Successor 2002	Trustees’ Predecessor 2001
Benefit obligation at January 1	$1,386	$1,530
Service cost	—	—
Interest cost	80	104
Actuarial loss	51	125
Benefits paid	(306)	(373)

Benefit obligation at December 31	$1,211	$1,386

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in plan assets included the following components (in thousands):

	Successor 2002	Predecessor 2001
Fair value of assets at January 1	$—	$—
Employer contributions	306	373
Benefits paid	(306)	(373)

Fair value of assets at December 31	$—	$—

The change in funded status included the following components (in thousands):

	Successor 2002	Successor 2001
Benefit obligation	$(1,211)	$(1,386)
Unrecognized net actuarial loss	51	—

Accrued pension cost	$(1,160)	$(1,386)

The net pension cost included the following components (in thousands):

	Successor 2002	Predecessor 2001	Predecessor 2000
Interest cost	$80	$104	$120
Gain	—	—	16

Total net pension cost	$80	$104	$136

The weighted average discount rate used in determining the actual present value of the projected benefit obligation was 6.50% for 2002 and 2001.

(e)    Deferred Compensation

Certain retired senior executives of the Association participated in a nonqualified supplemental deferred compensation program. Per terms of the Asset Purchase Agreement, the Company has assumed this liability. Annual payments are immaterial and are expensed as paid.

(17)    Funeral Service Trust Agreements

The Company sells, on a limited basis, Funeral Service Trust Agreements to consumers (the “Trustor”). These trust agreements are sold generally on an installment basis and funds derived therefrom earn income subject to certain limitations. Trusts may be terminated at any time with all principal and accumulated net income being distributed to the Trustor. The Trustor may at any time apply the trust amount to the purchase price of cemetery and/or funeral products and services furnished by the Company. The amounts relating to these trusts are included in the accompanying consolidated financial statements as long-term receivables; administration fees earned by the Company are reflected in the consolidated statements of income.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18)    Commitments under Lease Agreements

As of December 31, 2002, the future minimum lease obligation pursuant to operating lease agreements is summarized as follows (in thousands):

Operating leases
Year ending December 31:
2003	$482
2004 2005 2006 2007	156 57 11 2

Total minimum lease obligation	$708

Rental expense under operating lease agreements for the years ended December 31, 2002, 2001 and 2000 was $735,000, $827,000 and $877,000, respectively.

(19)    Purchase Commitments

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

The District has agreed to pay its proportionate share of the capital costs associated with the Company’s construction of the Reservoir. The District’s share of such costs is based on the proportion of the Reservoir’s designed capacity required for the Company to provide reclaimed water storage for the District. Annual payment of such amounts will be equal to 1/20th of the District’s share and will reduce the annual payment made by the Company to the District for its share of the reclaimed water transmission system described below.

The District agreed to construct a reclaimed water transmission system to transport reclaimed water from its existing water reclamation plant to the Company’s Reservoir. The reclaimed water transmission system was completed in 1997. The Company has agreed to pay its proportionate share of the capital costs incurred by the District in constructing the reclaimed water transmission system. Such proportionate share will be determined based on the percentage of peak flow design capacity required by the Company to the total peak flow design capacity of the transmission facilities. The Company’s proportionate share is $2,000,000, which is being paid in $34,500 ($138,000 annualized) quarterly installments over a 20 year period that began in July 1998.

The Company and the District have also agreed to reimburse the other for operating and maintenance costs associated with the Reservoir and the reclaimed water transmission system based on criteria outlined in the Agreement.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20)    Commitments and Other Matters

(a)    Transaction with the International Buddhist Progress Society

During 1994, the predecessor cemetery sold the exclusive interment rights on an undeveloped parcel of land located on the property to the International Buddhist Progress Society (IBPS), an unrelated organization. In exchange for the interment rights, IBPS agreed to pay the predecessor cemetery $1,405,000, of which $160,000 was received as a deposit during 1994. It was determined that because, among other matters, the interment rights were sold on a parcel of land that was not ready for the purpose for which it was sold, the earnings process was not complete and revenue and expense recognition relating to the transaction should be deferred until such time IBPS has completed a significant portion of the project. In 1999, the construction of the columbarium was completed and ready for inurnments. Accordingly, the Company recorded the sale in the fourth quarter of 1999. The $1,245,000 unpaid portion of the sales price is to be paid in quarterly installments beginning April 2000 with the final payment due January 2003. At December 31, 2002, IBPS had paid the obligation in full.

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

(c)    Phantom Equity Appreciation Plan

In June 2000, the Board of Directors of the Rose Hills Company met in a special session and approved the Rose Hills Phantom Equity Appreciation Plan (Plan). The purpose of the Plan was to promote the interests of the Company and its stockholders by attracting and retaining officers and other key employees and motivate such individuals to maximize stockholder value by awarding opportunities based upon future appreciation in the value of the Company.

The Plan established a bonus pool, the aggregate amount of which shall be equal to ten (10) percent of the excess of (i) the product of six times EBITDA for the exit year of the Plan (2003) over the product of six times EBITDA for the base year of the Plan (1997), and (ii) all debt for the exit year of the Plan over the base year. Under the terms of the Plan a “Committee” was formed consisting of three Board Members to administer, interpret, and make individual awards under the Plan. The Plan contained annual vesting provisions based on time and performance measures. Vesting accelerated upon a change in control where any party acquired over 50% of the outstanding stock of Rose Hills Holdings, Corp. The bonus pool was fixed at $2.5 million in the event of a change in control. The U.S. Bankruptcy Court confirmed Loewen’s reorganization plan, including the proposed acquisition of shares of Holdings from Blackstone on December 5, 2001, and the reorganization plan became effective on January 2, 2002. As of December 31, 2001, the Company accrued the $2.5 million bonus pool in the statement of operations. Effective upon completion of the transaction, the Company paid $2.4 million in aggregate compensation to certain members of the Company’s management under the Company’s phantom equity appreciation plan.

(21)    Contingencies

The Company is involved in certain matters of threatened and filed litigation, none of which, in the judgment of management, will have a material impact on its consolidated financial position or results of operations.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Issues

Environmental audits of the Company’s various properties were conducted in connection with the acquisition in 1996. Management is aware of certain areas within the Cemetery that have required and may in the future require remediation, including a solid waste disposal area that previously was used to dump rubbish, green waste and used motor oil in the 1970’s. The Company believes that Rose Hills Foundation (Foundation), an unaffiliated company that is the successor to the Association, is obligated to pay for or otherwise indemnify the Company for the remediation costs associated with this area pursuant to the terms of an Environmental Compliance Agreement entered into at the time of the 1996 acquisition. To date, the Rose Hills Foundation has taken charge of the investigation and remediation of the areas, including installing a cap on the area. In the past the Company and the Foundation have disagreed about the amount of work required to remedy the situation. As a result, the Company retained its own outside technical consultant to further investigate the solid waste disposal area to determine what risks, if any, the solid waste disposal area poses for the Company, and to quantify such risks. The Foundation has recently submitted a report, which incorporated the findings of the Company’s consultant findings, to the local regional water quality control board (Water Board), concluding that the capping has been successful and requesting that the water board issue a closure letter for the disposal area. The Water board is the agency overseeing the remediation. In August 2002, the Company received a closure letter from the Water Board indicating no further action is required and monitoring devices can be removed.

In addition, two of the Company’s cemetery properties are located in or near areas of regional groundwater contamination. The Company submitted information in connection with contamination at one of these areas and was informed by the Environmental Protection Agency that the Company will not be included in the Super Fund cleanup of the basin.

Although there can be no assurance, Management does not believe that the above or other environmental matters affecting the Company will have a material adverse effect on the Company’s financial condition or results of operations.

Land Movement

During August and September 2000, the Company discovered that there had been some land movement in a portion of Rose Hills Cemetery. The affected area represents approximately 13 acres of the Cemetery’s approximately 1,400 total acres, and consists of approximately 12,000 interment sites. The Company hired an outside geo-technical and engineering consultant to study the affected area, to identify the underlying cause and the extent of the land movement, and to make recommendations with regard to both short-term and long-term remediation and stabilization measures. The Company’s consultants advised that the affected area could continue to move, particularly in the event of heavy rainfall during the winter months. Accordingly, during October 2000, the Company began to take some intermediate remediation measures, including the installation of additional de-watering wells in the affected area and the relocation to other areas of the Cemetery (at the Company’s expense) of approximately 140 interred remains that were in the most severely impacted portion of the affected area. Through December 31, 2002, the Company has accommodated over 1,100 additional families that have requested relocation of interred remains from the affected area.

Based upon preliminary reports in July 2001 and additional testing through October 2001, the engineering firm concluded that the land movement most likely had been caused by a combination of geologic, topographic, water and soil conditions within the affected area. The reports also identified a variety of measures that the

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company could take to remediate and improve the stability of the area, including the construction and installation of engineered reinforcement fill berms at the base of the slide, the installation of de-watering wells throughout the affected area, and the implementation of other erosion control measures. Based upon these test results and recommendations provided by the engineering firm, the Company decided to undertake complete restoration and stabilization of the affected area. In the first quarter of 2002, the Company began its remediation of the affected area by installing additional de-watering wells. In June 2002, the engineering firm finalized their earthwork construction design plans, including the exact area that would require disinterments and relocation of interred remains in preparation for the construction project. The construction and installation of the reinforcement berms will begin after the necessary disinterments and relocations are completed. The Company expects to begin construction during the first quarter 2004 and to complete construction by the end of the third quarter 2004.

In 2001, the Company reserved $3.0 million for the estimated remediation project costs in excess of the availability of remaining Endowment Care Fund (ECF) improvement reserve funds. The Company spent approximately $1.0 million in each of the years ended December 31, 2001 and 2002 on remediation and related costs. The remaining remediation costs will be spent in 2003 through the third quarter of 2004. As of December 31, 2002, the Company’s remaining accrued liability and the ECF improvement reserve fund balance available for future remediation costs totaled approximately $1.0 million and $1.8 million, respectively. Management believes, based in part on the advice of its geo-technical consultants and the availability of ECF improvement reserves, the Company’s reserve as of December 31, 2002 is adequate to fulfill future remediation cost obligations.

Property Taxes

In connection with the 1996 acquisition, the Rose Hills Memorial Park cemetery land was subject to a significant step-up in assessed value by the County of Los Angeles. In July 2000, the County of Los Angeles completed its property tax reassessment reflecting its opinion of the fair value of Rose Hills’ cemetery property at the 1996 acquisition date. The County placed a fair value on the cemetery property that is approximately 60% higher than the independent appraisal prepared by a property tax consultant and approximately 50% higher than the fair market value computed by an independent appraiser at the time of the 1996 acquisition. The Company filed an assessment appeal with the Los Angeles County Assessor. In December 2002, the Company received written notification from the Los Angeles County Assessor’s Office that the 1996 property base taxable value was reduced to an amount consistent with the property tax expense accrued by the Company.

(22)    Segment Information

The Company’s reportable segments are comprised of the two businesses it operates, each of which offers different products and services: funeral homes and cemeteries. The funeral home segment is an aggregation of funeral home and funeral plan operations.

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

The cemeteries assist families in making burial arrangements and offer a complete line of cemetery products (including a selection of burial spaces, burial vaults, lawn crypts, caskets, memorials, niches and mausoleum crypts), the opening and closing of graves and cremation services. The majority of cemetery revenue is derived from pre-need sales.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company sells entirely to external customers. The Company evaluates performance based on earnings from operations of the respective businesses. The Company does not allocate income taxes or other corporate expenses to the operating segments.

	Funeral	Cemetery	Total
	(In thousands)
Revenues from external customers:
2002(Successor)	31,805	46,472	78,277
2001(Predecessor)	32,687	44,533	77,220
2000(Predecessor)	32,299	44,284	76,583
Gross profit:
2002(Successor)	9,588	13,554	23,142
2001(Predecessor)	8,917	9,616	18,533
2000(Predecessor)	8,587	12,401	20,988
Depreciation:
2002(Successor)	2,125	1,241	3,366
2001(Predecessor)	2,366	1,553	3,919
2000(Predecessor)	2,697	1,576	4,273
Total assets:
2002(Successor)	256,535	135,171	391,706
2001(Successor)	252,927	138,342	391,269
Capital expenditures:
2002(Successor)	865	2,296	3,161
2001(Predecessor)	1,614	2,545	4,159
2000(Predecessor)	1,694	2,775	4,469

The following table reconciles gross profit of reportable segments to income (loss) before income taxes:

	Successor 2002	Predecessor 2001	Predecessor 2000
Gross profit of reportable segments	$23,142	$18,533	$20,988
Corporate general and administrative expenses	(6,395)	(7,462)	(7,582)
Amortization of intangible assets	(24)	(3,662)	(3,704)
Loss from disposal of assets and other charges	(18)	(8,160)	—

Total income (loss) from operations	16,705	(751)	9,702
Interest expense	(11,819)	(14,725)	(16,148)
Finance income	2,913	3,185	3,182

Income (loss) before taxes and cumulative effect of change in accounting principle	$7,799	$(12,291)	$(3,264)

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles total assets of reportable segments to consolidated total assets:

	Successor 2002	Successor 2001
Assets of reportable segments	$391,706	$391,269
Cash in corporate bank accounts	8,093	7,639
Deferred tax asset	1,486	3,505
Cash value of SERP insurance policies	2,819	2,795
Other	1,829	1,001

Total consolidated assets	$405,933	$405,817

(23)    Quarterly Financial Data (unaudited)

Year Ended December 31, 2002	Successor First	Successor Second	Successor Third	Successor Fourth
Sales and Services:
Funeral	$8,491	$8,336	$7,220	$7,758
Cemetery	9,553	11,145	11,338	14,436

Total	18,044	19,481	18,558	22,194
Gross Profit:
Funeral	2,769	3,021	2,013	1,785
Cemetery	2,203	2,902	3,105	5,344

Total	4,972	5,923	5,118	7,129
Net Income	$670	$1,191	$947	$1,958

Year Ended December 31, 2001	Predecessor First	Predecessor Second	Predecessor Third	Predecessor Fourth
Sales and Services:
Funeral	$9,165	$8,118	$7,111	$8,293
Cemetery	9,050	12,306	9,460	13,717

Total	18,215	20,424	16,571	22,010
Gross Profit:
Funeral	2,737	2,220	1,359	2,601
Cemetery	1,423	2,983	1,652	3,558

Total	4,160	5,203	3,011	6,159
Net Loss	$(1,573)	$(1,765)	$(2,162)	$(8,865)

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Rose Hills Holdings Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions (2)	Balance at end of period
	(in thousands of dollars)
Allowance for contract cancellations and doubtful accounts:
Current:
Year ended December 31, 2002	1,072	637	—	(753)	956
Year ended December 31, 2001	807	605	(8)	(332)	1,072
Year ended December 31, 2000	1,338	629	(238)	(922)	807
Long-term:
Year ended December 31, 2002	1,222	719	—	(596)	1,345
Year ended December 31, 2001	1,749	740	(7)	(1,260)	1,222
Year ended December 31, 2000	2,041	1,369	(516)	(1,145)	1,749

(1)	Primarily consists of reclassifications to other accounts.
(2)	Uncollected receivables written off, net of recoveries.

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

Signature	Title	Date

/s/ DENNIS C. POULSEN Dennis C. Poulsen	Chairman and Chief Executive Officer	March 27, 2003

/s/ KENTON C. WOODS Kenton C. Woods	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	March 27, 2003

/s/ MARY C. GUZMAN Mary C. Guzman	Vice President, Controller (Principal Accounting Officer)	March 27, 2003

/s/ JOHN S. LACEY John S. Lacey	Director	March 27, 2003

/s/ PAUL A. HOUSTON Paul A. Houston	Director	March 27, 2003

/s/ KENNETH A. SLOAN Kenneth A. Sloan	Director	March 27, 2003

/s/ SHAWN R. PHILLIPS Shawn R. Phillips	Director	March 27, 2002

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Dennis C. Poulsen, Chief Executive Officer of Rose Hills Company, certify that:

1.	I have reviewed this annual report on Form 10-K of Rose Hills Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DENNIS C. POULSEN
Dennis C. Poulsen Chief Executive Officer

March 27, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Kenton C. Woods, Chief Financial Officer of Rose Hills Company, certify that:

1.	I have reviewed this annual report on Form 10-K of Rose Hills Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KENTON C. WOODS
Kenton C. Woods Chief Financial Officer

March 27, 2003