Form 10-Q
period 2003-03-31
ROSE HILLS CO
filed 2003-05-13
CIK 1030376

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐	No ☒

The number of outstanding common shares as of May 12, 2003 was 1,000.

ROSE HILLS COMPANY AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF ROSE HILLS HOLDINGS CORP.)

ROSE HILLS COMPANY AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002 AND MARCH 31, 2003
(In thousands)
(UNAUDITED)

	December 31, 2002	March 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$8,093	$14,723
Accounts receivable, net of allowances	10,064	9,371
Inventories	753	820
Prepaid expenses and other current assets	859	1,121

Total current assets	19,769	26,035
Long term receivables, net of allowances	188,997	193,169
Cemetery property, at cost	35,845	35,701
Property and equipment, net	81,878	81,338
Deferred tax asset	1,486	1,486
Goodwill	66,941	66,941
Receivables from service trusts	8,098	8,159
Other assets	2,919	3,096

Total assets	$405,933	$415,925

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,974	$12,567
Current portion of long-term debt	53,306	53,282

Total current liabilities	62,280	65,849
Retirement plan liabilities	6,629	6,656
Subordinated notes payable	77,800	78,064
Other long-term debt	546	472
Other liabilities	78	49
Deferred pre-need funeral contract revenue	179,323	183,517
Deferred pre-need cemetery contract revenue	9,630	10,093

Total liabilities	336,286	344,700
Commitments and contingencies
Stockholder’s equity:
Common stock, par value of $.01. Authorized and outstanding 1,000 shares	—	—
Additional paid-in capital	64,881	64,881
Retained earnings	4,766	6,344

Total stockholder’s equity	69,647	71,225

Total liabilities and stockholder’s equity	$405,933	$415,925

See accompanying condensed notes to unaudited condensed consolidated financial statements.

ROSE HILLS COMPANY AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(UNAUDITED)

	Three Months Ended March 31,

	2002	2003

Sales and services:
Funeral sales and services	$8,478	$8,257
Cemetery sales and services	9,552	11,465

Total sales and services	18,030	19,722

Cost of sales and services:
Funeral sales and services	5,483	5,580
Cemetery sales and services	7,560	8,032

Total cost of sales and services	13,043	13,612

Gross profit	4,987	6,110
General and administrative expenses	1,548	1,408
Amortization of intangibles assets	20	5

Income from operations	3,419	4,697
Other income (expense):
Interest expense	(2,932)	(2,743)
Finance and interest income	738	676

Total other expense, net	(2,194)	(2,067)
Income before income taxes	1,225	2,630
Income tax expense	429	1,052

Net income	$796	$1,578

See accompanying condensed notes to unaudited condensed consolidated financial statements.

ROSE HILLS COMPANY AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three Months Ended March 31,

	2002	2003

Cash flows from operating activities:
Net income	$796	$1,578

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	853	915
Amortization of subordinated notes discount	237	264
Amortization of cemetery property	481	505
Provision for bad debts and sales cancellation	436	464
Provision for deferred taxes	430	—
(Gain) loss from disposal of property and equipment	(8)	68
Changes in operating assets and liabilities:
Accounts receivable	1,974	341
Prearranged funeral contracts receivable	(2,740)	(4,194)
Inventories	(24)	(66)
Prepaid expenses and other current assets	(230)	(262)
Accounts payable and accrued liabilities	(1,269)	3,593
Retirement plan liabilities	(116)	27
Net deferred revenue	2,900	4,656
Other assets and liabilities, net	(116)	(272)

Total adjustments	2,808	6,039

Net cash provided by operating activities	3,604	7,617

Cash flows from investing activities:
Capital expenditures	(894)	(893)
Proceeds from disposal of property and equipment	—	3

Net cash used in investing activities	(894)	(890)

Cash flows from financing activities:
Principal payments of long-term debt	—	(6)
Principal payments of capital lease obligations	(104)	(111)
Other long-term debt	(74)	20

Net cash used in financing activities	(178)	(97)

Net increase in cash and cash equivalents	2,532	6,630
Cash and cash equivalents at beginning of period	7,639	8,093

Cash and cash equivalents at end of period	$10,171	$14,723

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$966	$654

See accompanying condensed notes to unaudited condensed consolidated financial statements.

ROSE HILLS COMPANY AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of Rose Hills Holdings Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   BASIS OF PRESENTATION

          The accompanying March 31, 2003 interim condensed consolidated financial statements of Rose Hills Company and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the financial condition, condensed results of operations and cash flows for the periods presented.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

          The Company, a Delaware corporation, is a wholly owned subsidiary of Rose Hills Holdings Corp. (“RH Holdings”).  The Company was formed in 1996 for purposes of acquiring Roses, Inc., the owner and operator of the Rose Hills Mortuary, and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association (the “Association”) and Workman Mill Company, the owners of the real property and other cemetery assets of the Rose Hills Memorial Park (Rose Hills Cemetery) (collectively the “1996 Acquisition”).

          In April 2001, the shareholders of RH Holdings reached an agreement (“Loewen Blackstone Settlement Agreement”) pursuant to which Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively “Blackstone”), then the beneficial owner of 79.55% of the outstanding common stock of the Company, would exercise its put right and the minority shareholder, a reorganized Loewen Group International, Inc. (“Loewen”), would acquire all of the stock of RH Holdings owned by Blackstone upon Loewen’s emergence from bankruptcy.  The U.S. Bankruptcy Court confirmed Loewen’s reorganization plan, including the proposed acquisition of shares of RH Holdings from Blackstone on December 5, 2001, and the plan became effective on January 2, 2002.  Effective with its emergence from bankruptcy, Loewen has since been renamed the Alderwoods Group, Inc. (“Alderwoods”).  Since the U.S. Bankruptcy Court approved the reorganization plan on December 5, 2001, such approval effectively obligated Blackstone and Loewen to consummate the put agreement.  Accordingly, the Company has recorded the push-down of Alderwoods’ fresh start reporting in its consolidated balance sheet as of December 31, 2001.

          On January 3, 2002, in full satisfaction of its obligations under the put arrangement, Alderwoods delivered to Blackstone unsecured, subordinated notes in the aggregate principal amount of $24,678,571 and Alderwoods’ common stock with an aggregate value of $6,515,143.  As a result of the delivery of the consideration, Alderwoods completed its purchase of all of the stock of RH Holdings beneficially owned by Blackstone. Upon closing of the transaction (“Alderwoods Purchase Transaction”), Alderwoods increased its ownership from 20.45% to 100% of the outstanding common stock of RH Holdings, thereby causing the Company to become a wholly owned subsidiary of Alderwoods.  The shareholders agreement, and all other agreements, between Alderwoods and Blackstone with respect to the Company terminated as of the closing of the transaction, and Alderwoods became entitled to elect all of the directors of the Company as of such date.

          As of March 31, 2003, the Company operated 9 funeral homes, 3 funeral home and cemetery combination properties and 1 cemetery property in the Southern California area. The Company offers cemetery interment and professional mortuary services, in addition to caskets, memorials, vaults, and flowers for sale on an at-need basis. Pre-need funeral and cemetery products and services are offered on insurance contracts from which the Company earns commission.

          The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and the prevailing practices within the cemetery and mortuary industry. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

          Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 presentation.

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

          Allowances for anticipated customer cancellations and refunds are provided at the date of sale based on management’s estimate of expected cancellations using historical trends over the past six years.  In the three months ended March 31, 2002 and 2003, an 8% and 6% effective cancellation rate was used to provide for anticipated cancellations and refunds, respectively.  Actual cancellation rates in the future may result in a change in estimate.  A one percent change in the estimated cancellation rate would cause an approximate $300,000 change in the Company’s annual pre-need cemetery revenues.

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

          A portion of the proceeds from the sale of interment rights is required by state law to be paid into an Endowment Care Fund to provide for the perpetual care of the associated properties.  Cemetery revenue is recorded net of these amounts. Interest and dividend earnings of the Endowment Care Fund are used to defray the maintenance costs of cemeteries which are expensed as incurred.  Additionally, pursuant to state law, the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trust funds.

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

Valuation of Long-Lived Assets

          In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The Company utilizes the most current independent appraisals or estimates the fair values of long-lived assets when independent information is not available, including, among other things, estimated lives and residual values, and believes such estimates to be reasonable.  Accordingly, different assumptions related to cash flows or fair values of long-lived assets could materially affect the Company’s estimates.

Valuation of Goodwill

          In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis, as well as on the occurrence of certain significant events.  Each of the Company’s reporting segments, Funeral and Cemetery, are reviewed independently.  The annual review entails determining an estimated fair value of goodwill for comparison to the carrying amount of goodwill, to assess whether or not impairment has occurred.  In determination of the estimated fair value of goodwill, the Company compared the net carrying value of assets less liabilities to the discounted cash flows of each segment.  Such determination involves complex assumptions; accordingly, if any estimates or related underlying assumptions change in the future, the Company may be required to record goodwill impairment charges that result.  The Company will perform its annual goodwill impairment review on October 31 of each year.

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30 (“APB 30”) “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Company adopted SFAS No. 145 effective January 1, 2003 which did not have an impact on the Company’s financial position and results of operations.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and was adopted accordingly.  The adoption of SFAS No. 146 did not have an impact on the Company’s financial position or results from operations.

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

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure- an Amendment of FASB Statement No. 123”.  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation.  In addition, amendments are made to the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.  The Company has not participated in a stock-based compensation plan.  Accordingly, there was no impact to the Company upon implementation of SFAS No. 148.

          In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”.  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors lack certain characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company did not have any investments in any variable interest entities at March 31, 2003 and will apply the provisions of FIN No. 46 prospectively to any future investments in variable interest entities.

4.   LONG-TERM RECEIVABLES

          The balance in long-term receivables represents amounts due from customer receivables beyond one year and related allowance for doubtful accounts, funeral trust funds less an allowance for cancellations and non-fulfillment, insurance companies for unperformed, price guaranteed, pre-need funeral contracts and allowance for cancellations and non-fulfillment, and unearned finance income.  The components of accounts receivable in the consolidated balance sheets are as follows (in thousands):

	December 31, 2002	March 31, 2003

Funeral installment contracts	$1,282	$1,299
Allowance for doubtful accounts	(131)	(128)
Pre-need cemetery installment contracts	10,427	10,233
Allowance for cancellations and refunds	(1,214)	(1,187)
Amounts receivable from funeral trusts	4,286	4,280
Amounts receivable from third-party insurance companies	178,356	181,784
Allowance for cancellations and non-fulfillment – funeral trusts and insurance companies	(3,319)	(2,546)
Unearned finance income	(690)	(566)

	$188,997	$193,169

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

5.   INCOME TAXES

          In connection with the Alderwoods Purchase Transaction, effective January 3, 2002, the Company will be included in the consolidated income tax returns of the Alderwoods Group, Inc.  Net operating loss carryover benefits were not available to offset income in 2002 or 2003.

          The income tax provision for the three-month period ended March 31, 2002 and 2003 was $0.4 million and $1.1 million, respectively, and reflects the enacted tax rate of 34% and 6% for Federal and California, an effective income tax rate of 40%.   The current period income tax liability is due to the Alderwoods Group, Inc. and is included in accounts payable and accrued liabilities in the consolidated balance sheet.   Prior to 2002, the Company filed separate income tax returns.

6.   SUBSEQUENT EVENT

          On April 1, 2003, the Company repaid all of the outstanding debt under the Bank Term Facility using a $45.0 million cash equity contribution from Alderwoods and approximately $7.6 million of cash on hand.  The Alderwoods equity cash contribution required an amendment to Alderwoods’ $75.0 million Credit Facility Agreement.  Under the terms of the amended Alderwoods Credit Facility Agreement, Alderwoods’ obligations thereunder will be guaranteed by RH Holdings, the Company and the Company’s subsidiaries, and the lenders thereunder will receive a first priority security interest in and lien on all personal property of RH Holdings, the Company and the Company’s subsidiaries and the real property of eight affiliate funeral homes and cemeteries.  Real property at Rose Hills Memorial Park and Mortuary is not included in the Alderwoods Credit Facility Agreement.

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

          In April 2001, the shareholders of RH Holdings reached an agreement pursuant to which Blackstone, then the beneficial owner of 79.55% of the outstanding common stock of the Company, would exercise its put right and the minority shareholder, a reorganized Loewen, would acquire all of the stock of RH Holdings owned by Blackstone upon Loewen’s emergence from bankruptcy.  The U.S. Bankruptcy Court confirmed Loewen’s reorganization plan, including the proposed acquisition of shares of RH Holdings from Blackstone on December 5, 2001, and the plan became effective on January 2, 2002.  Effective with its emergence from bankruptcy, Loewen has since been renamed the Alderwoods Group, Inc.  Since the U.S. Bankruptcy Court approved the reorganization plan on December 5, 2001, such approval effectively obligated Blackstone and Loewen to consummate the put agreement.  Accordingly, the Company has recorded the push-down of Alderwoods’ fresh start reporting in its consolidated balance sheet as of December 31, 2001.

          On January 3, 2002, in full satisfaction of its obligations under the put arrangement, Alderwoods delivered to Blackstone unsecured, subordinated notes in the aggregate principal amount of $24,678,571 and Alderwoods’ common stock with an aggregate value of $6,515,143.  As a result of the delivery of the consideration, Alderwoods completed its purchase of all of the stock of RH Holdings beneficially owned by Blackstone.  Upon closing of the Alderwoods Purchase Transaction, Alderwoods increased its ownership from 20.45% to 100% of the outstanding common stock of RH Holdings, thereby causing the Company to become a wholly owned subsidiary of Alderwoods. The shareholders agreement, and all other agreements, between Alderwoods and Blackstone with respect to the Company terminated as of the closing of the transaction, and Alderwoods became entitled to elect all of the directors of the Company as of such date.

          Rose Hills Mortuary and Memorial Park is the largest, single-location cemetery and funeral home combination in the United States, and the Cemetery is the largest, single-location cemetery in the United States.  Rose Hills Memorial Park and the Rose Hills Mortuary have been continuously operating since 1914 and 1956, respectively.  Rose Hills is situated less than 14 miles from downtown Los Angeles on approximately 1,400 acres of land near Whittier, California.  In addition to Rose Hills, the Company operated 9 funeral homes, 2 funeral home cemetery combination properties and 1 cemetery property (collectively the “Affiliates”) as of March 31, 2003. Management believes that Rose Hills, together with the Affiliates, constitute a strategic assembly of cemeteries and funeral homes in the greater Los Angeles area.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          Accounting estimates and policies that the Company believes are most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective or complex judgments are described under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Rose Hills and Subsidiaries’ Annual Report as of December 31, 2002, on Form 10-K as filed with the U.S. Securities and Exchange Commission.  Such critical accounting estimates and policies are also summarized in note 2 to the unaudited condensed consolidated financial statements included in this report on Form 10-Q.

RESULTS OF OPERATIONS

          The following table sets forth details of certain income statement data (in millions):

	Three Months Ended March 31,

	2002	2003

Sales and services:
Funeral:
Services and merchandise	$7.4	$7.3
Insurance commissions	0.8	0.9
Disposed locations	0.2	—
Other	0.1	—

Total funeral sales and services	$8.5	$8.2
Cemetery:
Pre-need sales	4.2	6.2
At-need sales	4.4	4.5
Endowment care earnings	0.9	0.8

Total cemetery sales and services	$9.5	$11.5

Total sales and services	$18.0	$19.7
Gross profit:
Funeral	$3.0	$2.7
Cemetery	2.0	3.4
Disposed locations	—	—

Total gross profit	$5.0	$6.1
Other:
General and administrative expenses	$1.5	$1.4
Interest expense	$2.9	$2.7

          The following table sets forth certain income statement data as a percentage of total sales for the Company.

	Three Months Ended March 31,

	2002	2003

Sales and services:
Funeral sales and services	47%	42%
Cemetery sales and services	53%	58%

Total sales and services	100%	100%
Gross profit:
Funeral sales and services	35%	33%
Cemetery sales and services	21%	30%
Total gross profit	28%	31%
Other:
General and administrative expenses	8%	7%
Interest expense	16%	14%

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

          Consolidated revenues for the quarter ended March 31, 2003 totaled $19.7 million compared to $18.0 million for the quarter ended March 31, 2002. Consolidated gross profit for the first quarter of 2003 totaled $6.1 million compared to $5.0 million for the first quarter of 2002.  As a percentage of revenue, consolidated gross profit for the first quarter increased to 31% in 2003 from 28% in the same quarter of 2002.

Funeral Operations:

          Revenues from funeral operations decreased 3.5% to $8.2 million in 2003 compared to $8.5 million in 2002.  On a same store sales basis, the Company performed 1,865 funeral service calls during the first quarter of 2003 compared to 1,929 the first quarter of 2002, a 3.3% decline.  The data published according to the Centers for Disease Control and Prevention (CDC) within our primary Los Angeles market indicate a decrease in deaths of approximately 7% during our first quarter of 2003, compared to the same period last year.  The average revenue per funeral call increased from $3,879 in 2002 to $3,971 in 2003.  The increase in average revenue per call was due to changes in service and casket product mix and an average 5% service price increase in August 2002 at the affiliate funeral homes.  Pre-need insurance commission revenue totaled $0.9 million compared to $0.8 million in the prior year, an increase of 12.5%.

          As a percentage of sales, the gross profit for the funeral segment decreased from 35% to 33%. The decline in margin is partially due to 9% increase in casket wholesale prices effective January 1, 2003.  During the three months ended March 31, 2003, the Company’s funeral and cemetery insurance and trust backlog has grown $4.2 million to $183.5 million.

Cemetery Operations:

          Revenues from cemetery operations increased over 20% compared to last year to $11.5 million.  Pre-need cemetery revenue increased 48% from $4.2 million in 2002 to $6.2 million in 2003.  In the first quarter of 2003, the pre-need cemetery lot averages increased almost 50% over the prior year’s production.  The demand for sales of high-end specialty lawns at Rose Hills Memorial Park has continued to increase since their introduction in late 2002.  Because these lawns are not fully developed, approximately $0.5 million of pre-need cemetery revenue was deferred under the percentage of completion accounting method.  At-need cemetery revenue in 2003 was $4.5 million compared to $4.4 million in the prior year.  Total interments declined 5.4% from 2,668 in 2002 to 2,523 in 2003.

          The gross profit, as a percentage of sales, increased from 21% in 2002 to 30% in 2003. The primary reason for the increased margin is the due to the continued success in sales of high-end specialty lawns discussed above while maintaining fixed advertising costs.

Other:

          Corporate general and administrative expenses decreased from $1.5 million in 2002 to $1.4 million in 2003.  As a percentage of total sales, general and administrative expenses were 7% in 2003 compared to 8% for the prior year.  Interest expense for the quarter was $2.7 million, $0.2 million less than the previous year due to the reduction of principal.

          Earnings before interest expense, taxes, depreciation, amortization (“EBITDA”), increased to $6.8 million for 2003 from $5.5 million for 2002. The primary reason for the $1.3 million increase in EBITDA over the prior year was the result of increased pre-need cemetery sales.  EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of the Company’s profitability or liquidity

EBITDA

          The Company’s earnings before interest expense, taxes, depreciation, amortization (“EBITDA”) for the three months ended March 31, 2002 and 2003 are presented in the table below and reconciled to the accompanying financial statements (in millions):

	For the Three Months Ended March 31,

	2002	2003

Net income	$0.8	$1.6
Interest	2.9	2.7
Taxes	0.4	1.1
Depreciation and amortization	0.9	0.9
Amortization of cemetery property	0.5	0.5

EBITDA	$5.5	$6.8

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow/Working Capital

          Net cash provided by operating activities was $7.6 million for the three months ended March 31, 2003, compared to $3.6 million for the same period in 2002.  An increase in pre-need cemetery sales, reimbursement of prior year property tax payments related to the reduction of the 1996 property base taxable value of Rose Hills Memorial Park received in 2003 and a one-time $2.5 million change in control payment to management in January 2002 were primarily responsible for the increase in cash from operating activities.  As of March 31, 2003, the Company had a current ratio of 0.40 which was comparable to the current ratio at December 31, 2002.  After repayment of the Bank Term Facility, on April 1, 2003, the current ratio improved to 1.39 (see discussion below).

          The primary use of cash has been for working capital and capital expenditures as permitted under the terms of bank agreements. Although the Company has no material commitments for capital expenditures in 2003, the Company anticipates spending approximately $2.0 million in 2004 to reclaim approximately 13 acres of cemetery property at the Rose Hills Memorial Park negatively impacted by land movement.  The Company’s capital expenditures during the first three months of 2003 of $0.9 million were used primarily to develop and improve the existing infrastructure and cemetery grounds.

Long-Term Indebtedness

Bank Term Facility

          In connection with the 1996 Acquisition, the Company entered into senior secured amortization extended term loan facilities (the “Bank Term Facility”) in an aggregate principal amount of $75.0 million and a senior secured revolving credit facility (the “Bank Revolving Facility”) in an aggregate principal amount of $25.0 million (amended in May 2001 to $10.0 million).

          On April 1, 2003, the Company repaid all of the outstanding debt under the Bank Term Facility using a $45.0 million cash equity contribution from Alderwoods and approximately $7.6 million of cash on hand.  The Alderwoods equity cash contribution required an amendment to Alderwoods’ $75.0 million Credit Facility Agreement.  Under the terms of the amended Alderwoods Credit Facility Agreement, Alderwoods’ obligations thereunder will be guaranteed by RH Holdings, the Company and the Company’s subsidiaries, and the lenders thereunder will receive a first priority security interest in and lien on all personal property of RH Holdings, the Company and the Company’s subsidiaries and the real property of eight affiliate funeral homes and cemeteries.  Real property at Rose Hills Memorial Park and Mortuary is not included in the Alderwoods Credit Facility Agreement.  The Company did not renew its Bank Revolving Facility which expired April 1, 2003.  Accordingly, the restrictions under the Bank Term Facility have ceased.

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

          The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on: the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations.  The indenture does allow for dividend payments out of capital contributions received after the issuance of the Notes.  In addition, dividend payments are allowed up to 50% of accumulated earnings (or if such accumulated earnings are a deficit, minus 100% of such deficit) since the issuance of the Notes.  As of May 12, 2003, $29.0 million of dividends are permitted under the Notes’ covenants.  At March 31, 2003 the Company was in compliance with the terms of the indenture.

          The Company’s total indebtedness as of March 31, 2003 was $131.8 million.  After retirement of the Bank Term Facility (as discussed above), the Company’s remaining cash on hand was approximately $7.0 million and remaining indebtedness primarily consists of the $80.0 million in outstanding Senior Subordinated Notes.  The Company believes that its existing and projected cash flows will be sufficient to maintain its current level of operating activities through November 2004 when the Notes mature.  The Company will have to obtain new or additional financing to pay some or all the principal amount outstanding on the Notes.  No assurance can be given that such financing will be available to the Company or, if available that it may be obtained on terms and conditions that are satisfactory to the Company.

Contractual Obligations and Commercial Commitments

          The following table details the future principal payments of certain contractual obligations as of March 31, 2003 (in millions):

	Payments due by March 31,

Contractual Obligations	Total	2004	2005-2006	2007-2008	Thereafter

Bank term facility (1)	$52.6	$52.6	$—	$—	$—
Senior subordinated notes (2)	80.0	—	80.0	—	—
Capital lease obligations	0.6	0.4	0.2	—	—
Operating lease agreements	0.6	0.4	0.2	—	—
Non-compete agreements	0.5	0.2	0.2	—	0.1

	$134.3	$53.6	$80.6	$—	$0.1

(1)	The bank term facility was retired on April 1, 2003.
(2)	Amount includes unamortized discount of $1.9 million as of March 31, 2003.

Off-Balance Sheet Arrangements

          The Company did not have any outstanding guarantees of indebtedness of others as of March 31, 2003.

          On April 1, 2003, under the terms of the amended $75.0 million Alderwoods Credit Facility Agreement, Alderwoods’ obligations thereunder are guaranteed by RH Holdings, Rose Hills Company and the subsidiaries of Rose Hills Company.  The lenders thereunder have received a first priority interest in and lien on all personal property of RH Holdings, Rose Hills Company and the subsidiaries of Rose Hills Company and the real property of eight affiliate funeral home and cemeteries.  Real property at Rose Hills Memorial Park and Mortuary is not included in the Alderwoods Credit Facility Agreement.  The Alderwoods Credit Facility expires April 30, 2004.

          Except for $12.4 million of outstanding letters of credit, there were no outstanding balances under the Alderwoods Credit Facility as of May 12, 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Company’s market risk is impacted by changes in interest rates.  Pursuant to the Company’s policies, and depending on market conditions, the Company may utilize derivative financial instruments (such as interest rate collar agreements) from time to time to reduce the impact of adverse changes in interest rates.  The Company does not use derivative instruments for speculation or trading purposes, and has no material sensitivity to changes in market rates and prices on its derivative financial instrument positions.  The Company did not have any such agreements or instruments in place as of March 31, 2003.

PART II

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

ITEM 5.	OTHER INFORMATION

LEGAL PROCEEDINGS

          The Company is involved in certain matters of threatened and filed litigation, none of which, in the judgment of the Management, will have a material impact on the Company’s consolidated financial position or results of operations.

CONTINGENCIES

          During August and September 2000, the Company discovered that there had been some land movement in a portion of the Rose Hills Cemetery.  The affected area represents approximately 13 acres of the Cemetery’s approximately 1,400 total acres, and consists of approximately 12,000 interment sites.  The Company hired outside geo-technical and engineering consultants to study the affected area to identify the underlying cause and the extent of the land movement, and to make recommendations with regard to both short-term and long-term remediation and stabilization measures.  The Company’s consultants advised that the affected area could continue to move, particularly in the event of heavy rainfall during the winter months.  Accordingly, during October 2000, the Company began to take some intermediate remediation measures, including the installation of additional dewatering wells in the affected area and the relocation to other areas of the Cemetery (at the Company’s expense) of approximately 140 interred remains that were in the most severely impacted portion of the affected area.  Through March 31, 2003, the Company has accommodated over 1,100 additional families that have requested relocation of interred remains from the affected area.

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

          In 2001, the Company reserved $3.0 million for the estimated remediation project costs in excess of the availability of remaining Endowment Care Fund (ECF) improvement reserve funds.  The Company spent approximately $1.0 million in each of the years ended December 31, 2001 and 2002 on remediation and related costs.  The Company has spent approximately $0.2 million on remediation and related costs in the first three months of 2003.  The remaining remediation costs will be spent in the second half of 2003 through the third quarter of 2004.  As of March 31, 2003, the Company’s remaining accrued liability totaled approximately $0.8 million and the ECF improvement reserve fund balance available for future remediation costs totaled approximately $1.6 million.  Management believes, based in part on the advice of its geo-technical consultants and the availability of ECF improvement reserves, the Company’s reserve as of March 31, 2003 is adequate to fulfill future remediation cost obligations.

RECENT EVENTS

          Effective July 1, 2003, Kenton C. Woods, the Company’s Chief Financial Officer, will assume the position of President and Chief Executive Officer of Rose Hills Company. Mary C. Guzman, the Company’s Vice President and Controller, will succeed Mr. Woods as the Chief Financial Officer of Rose Hills Company. Dennis C. Poulsen, the Company’s Chairman of the Board, President and Chief Executive Officer, will continue on as non-executive Chairman of the Board of Rose Hills Company.

FORWARD-LOOKING STATEMENTS

          Certain statements in this Quarterly Report on Form 10-Q include “forward- looking statements” as defined in Section 21E of the Securities Exchange Act of 1934.  All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position and its plans to increase revenues and operating margins, reduce general and administrative expenses and make capital expenditures, and the ability to meet its financial obligations, are forward-looking statements.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from the Company’s expectations include those which have been disclosed herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  Persons should review the factors identified herein and in the Company’s Form 10-K to understand the risks inherent in such forward-looking statements.

          All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the qualifications in the preceding paragraph.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)   The Exhibit, as shown in the “Index of Exhibits”, attached hereto as page 19, is filed as part of this Report.

(b)   Reports on Form 8-K.

        None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSE HILLS COMPANY

/s/ KENTON C. WOODS

Kenton C. Woods Executive Vice President Finance and Chief Financial Officer, Secretary and Treasurer (Duly Authorized Officer and Principal Financial Officer) May 12, 2003

CERTIFICATIONS PURSUANT TO
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors:
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
6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DENNIS C. POULSEN

Dennis C. Poulsen Chief Executive Officer May 12, 2003

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors:
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
6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KENTON C. WOODS

Kenton C. Woods Chief Financial Officer May 12, 2003

INDEX OF EXHIBITS

Exhibit Number	Description

*99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2003.
*99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2003.

*Filed Herewith.