Form 10-Q
period 2003-06-30
ROSE HILLS CO
filed 2003-08-11
CIK 1030376

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM                  TO

COMMISSION FILE NUMBER 333-21411

ROSE HILLS COMPANY

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3915765
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3888 South Workman Mill Road	90601
Whittier, California	(Zip Code)
(Address of Principal Executive Offices)

(562) 692-1212

Registrant’s Telephone Number, Including Area Code

N/A

(Former Name, Former Address and Former Fiscal Year,

if Changed Since Last Report)

Indicate by check ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐  No  ☒

The number of outstanding common shares as of August 10, 2003 was 1,000.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Rose Hills Holding Corp.)

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Rose Hills Holding Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 and June 30, 2003

(In thousands)

(Unaudited)

	December 31, 2002	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$8,093	$10,036
Accounts receivable, net of allowances	10,064	8,732
Inventories	753	713
Prepaid expenses and other current assets	859	936

Total current assets	19,769	20,417
Long term receivables, net of allowances	188,997	192,186
Cemetery property, at cost	35,845	35,438
Property and equipment, net	81,878	81,057
Deferred tax asset	1,486	1,486
Goodwill	66,941	66,941
Receivables from service trusts	8,098	8,237
Other assets	2,919	3,214

Total assets	$405,933	$408,976

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,974	$11,522
Current portion of long-term debt	53,306	532

Total current liabilities	62,280	12,054
Retirement plan liabilities	6,629	6,660
Subordinated notes payable	77,800	78,338
Other long-term debt	546	413
Other liabilities	78	49
Deferred pre-need funeral contract revenue	179,323	182,630
Deferred pre-need cemetery contract revenue	9,630	10,820

Total liabilities	336,286	290,964
Commitments and contingencies
Stockholder’s equity:
Common stock, par value of $.01. Authorized and outstanding 1,000 shares	—	—
Additional paid-in capital	64,881	109,881
Retained earnings	4,766	8,131

Total stockholder’s equity	69,647	118,012

Total liabilities and stockholder’s equity	$405,933	$408,976

See accompanying condensed notes to unaudited condensed consolidated financial statements.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Rose Hills Holding Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Sales and services:
Funeral sales and services	$8,353	$7,568	$16,832	$15,825
Cemetery sales and services	11,145	13,364	20,698	24,829

Total sales and services	19,498	20,932	37,530	40,654

Cost of sales and services:
Funeral sales and services	5,559	5,509	11,043	11,089
Cemetery sales and services	8,033	9,142	15,593	17,174

Total cost of sales and services	13,592	14,651	26,636	28,263

Gross profit	5,906	6,281	10,894	12,391
General and administrative expenses	1,568	1,728	3,116	3,136
Amortization of intangibles assets	(6)	5	14	10

Income from operations	4,344	4,548	7,764	9,245

Other income (expense):
Interest expense	(2,996)	(2,245)	(5,929)	(4,988)
Finance and interest income	570	649	1,309	1,325

Total other expense, net	(2,426)	(1,596)	(4,620)	(3,663)
Income before income taxes	1,918	2,952	3,144	5,582
Income tax expense	854	1,165	1,283	2,217

Net income	$1,064	$1,787	$1,861	$3,365

See accompanying condensed notes to unaudited condensed consolidated financial statements.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Rose Hills Holding Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2003
Cash flows from operating activities:
Net income	$1,861	$3,365

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,708	1,869
Amortization of subordinated notes discount	482	538
Amortization of cemetery property	1,042	1,339
Provision for bad debts and sales cancellations	1,003	1,010
Loss from disposal of property and equipment	—	195
Changes in operating assets and liabilities:
Accounts receivable	3,001	437
Prearranged funeral contracts receivable	(4,450)	(3,306)
Inventories	(149)	41
Prepaid expenses and other current assets	150	(77)
Accounts payable and accrued liabilities	(3,712)	2,548
Retirement plan liabilities	(33)	32
Net deferred revenue	4,363	4,496
Other assets and liabilities, net	(303)	(473)

Total adjustments	3,102	8,649

Net cash provided by operating activities	4,963	12,014

Cash flows from investing activities:
Capital expenditures	(1,702)	(2,215)
Proceeds from disposal of property and equipment	—	51

Net cash used in investing activities	(1,702)	(2,164)

Cash flows from financing activities:
Cash contribution from parent	—	45,000
Principal payments of long-term debt	(4,470)	(52,756)
Principal payments of capital lease obligations	(237)	(219)
Other long-term debt	—	68

Net cash used in financing activities	(4,707)	(7,907)

Net (decrease)/increase in cash and cash equivalents	(1,446)	1,943
Cash and cash equivalents at beginning of period	7,639	8,093

Cash and cash equivalents at end of period	$6,193	$10,036

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,856	$4,553
Income taxes	30	—

See accompanying condensed notes to unaudited condensed consolidated financial statements.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Rose Hills Holding Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying June 30, 2003 interim condensed consolidated financial statements of Rose Hills Company and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

The Company, a Delaware corporation, is a wholly owned subsidiary of Rose Hills Holding Corp. (“RH Holding”). The Company was formed in 1996 for purposes of acquiring Roses, Inc., the owner and operator of the Rose Hills Mortuary, and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association (the “Association”) and Workman Mill Company, the owners of the real property and other cemetery assets of the Rose Hills Memorial Park (Rose Hills Cemetery) (collectively the “1996 Acquisition”).

In April 2001, the shareholders of RH Holding reached an agreement (“Loewen Blackstone Settlement Agreement”) pursuant to which Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (collectively “Blackstone”), then the beneficial owner of 79.55% of the outstanding common stock of the Company, would exercise its put right and the minority shareholder, a reorganized Loewen Group International, Inc. (“Loewen”), would acquire all of the stock of RH Holding owned by Blackstone upon Loewen’s emergence from bankruptcy. The U.S. Bankruptcy Court confirmed Loewen’s reorganization plan, including the proposed acquisition of shares of RH Holding from Blackstone on December 5, 2001, and the plan became effective on January 2, 2002. Effective with its emergence from bankruptcy, Loewen has since been renamed the Alderwoods Group, Inc. (“Alderwoods”). Since the U.S. Bankruptcy Court approved the reorganization plan on December 5, 2001, such approval effectively obligated Blackstone and Loewen to consummate the put agreement. Accordingly, the Company has recorded the push-down of Alderwoods’ fresh start reporting in its consolidated balance sheet as of December 31, 2001.

On January 3, 2002, in full satisfaction of its obligations under the put arrangement, Alderwoods delivered to Blackstone unsecured, subordinated notes in the aggregate principal amount of $24,678,571 and Alderwoods’ common stock with an aggregate value of $6,515,143. As a result of the delivery of the consideration, Alderwoods completed its purchase of all of the stock of RH Holding beneficially owned by Blackstone. Upon closing of the transaction (“Alderwoods Purchase Transaction”), Alderwoods increased its ownership from 20.45% to 100% of the outstanding common stock of RH Holding, thereby causing the Company to become a wholly owned subsidiary of Alderwoods. The shareholders agreement, and all other agreements, between Alderwoods and Blackstone with respect to the Company terminated as of the closing of the transaction, and Alderwoods became entitled to elect all of the directors of the Company as of such date.

As of June 30, 2003, the Company operated nine funeral homes, three funeral home and cemetery combination properties and one cemetery property in the Southern California area. The Company offers cemetery interment and professional mortuary services, in addition to caskets, memorials, vaults, and flowers for sale on an

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Rose Hills Holding Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at-need basis. Pre-need funeral and cemetery products and services are offered on insurance contracts from which the Company earns commission.

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

2.    CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Cemetery Revenue Recognition

Pre-need sales of cemetery interment rights are recognized in accordance with the guidance of Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for the Sales of Real Estate”. Accordingly, sales of interment rights are recognized under the full accrual method, the percentage of completion method, or the deposit method depending on the level of the buyer’s down payment and any continuing involvement the Company has in developing sold property. Direct cost of goods sold are deferred and recognized concurrent with the recognition of deferred sales. Costs relating to the sale of cemetery interment rights, including sales commissions, are expensed in the period incurred.

Allowances for anticipated customer cancellations and refunds are provided at the date of sale based on management’s estimate of expected cancellations using historical trends over the past six years. For the six months ended June 30, 2002 and 2003, a 6% effective cancellation rate was used to provide for anticipated cancellations and refunds. Actual cancellation rates in the future may result in a change in estimate. A one percent change in the estimated cancellation rate would cause an approximate $300,000 change in the Company’s annual pre-need cemetery revenues.

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

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Rose Hills Holding Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company utilizes the most current independent appraisals or estimates the fair values of long-lived assets when independent information is not available, including, among other things, estimated lives and residual values, and believes such estimates to be reasonable. Accordingly, different assumptions related to cash flows or fair values of long-lived assets could materially affect the Company’s estimates.

Valuation of Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are reviewed for impairment on an annual basis, as well as on the occurrence of certain significant events. Each of the Company’s reporting segments, Funeral and Cemetery, are reviewed independently. The annual review entails determining an estimated fair value of goodwill for comparison to the carrying amount of goodwill, to assess whether or not impairment has occurred. In determination of the estimated

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Rose Hills Holding Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of goodwill, the Company compared the net carrying value of assets less liabilities to the discounted cash flows of each segment. Such determination involves complex assumptions; accordingly, if any estimates or related underlying assumptions change in the future, the Company may be required to record goodwill impairment charges that result. The Company performs its annual goodwill impairment review on October 31 of each year.

3.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors lack certain characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining the impact, if any, the adoption of FIN No. 46 will have on its accounting for its receivables from funeral and cemetery trusts, as well as other aspects of the business.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specifically noted in SFAS No. 149. SFAS No. 149 should be applied prospectively. The Company did not have any derivative instruments or involved in any hedging activities as of June 30, 2003 and will apply the provisions prospectively to any future derivative instruments or hedging activities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, were accounted for as equity. SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments: (1) mandatory redeemable shares, which the issuer is obligated to buy back in exchange for cash or other assets; (2) put options and forward purchase contracts that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; and, (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial position or results from operations.

4.    LONG-TERM RECEIVABLES

The balance in long-term receivables represents amounts due from customer receivables beyond one year and related allowance for doubtful accounts, funeral trust funds less an allowance for cancellations and non-

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Rose Hills Holding Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fulfillment, insurance companies for unperformed, price guaranteed, pre-need funeral contracts and allowance for cancellations and non-fulfillment, and unearned finance income. The components of accounts receivable in the consolidated balance sheets are as follows (in thousands):

	December 31, 2002	June 30, 2003
Funeral installment contracts	$1,282	$1,195
Allowance for doubtful accounts	(131)	(141)
Pre-need cemetery installment contracts	10,427	10,378
Allowance for cancellations and refunds	(1,214)	(1,403)
Amounts receivable from funeral trusts	4,286	4,283
Amounts receivable from third-party insurance companies	178,356	182,074
Allowance for cancellations and non-fulfillment—funeral trusts and insurance companies	(3,319)	(3,727)
Unearned finance income	(690)	(473)

	$188,997	$192,186

For funeral and cemetery installment contracts, an allowance for cancellations and refunds is provided at the date of sale based on management’s estimates.

Amounts receivable from funeral trusts represent the proceeds deposited in the funeral trust funds. Amounts receivable from third party insurance companies represent the value of the unserviced policies. An allowance for cancellations and non-fulfillment by company-owned funeral homes is provided at the date of sale based upon management’s estimates and is offset by an allowance against deferred funeral trust and insurance contract revenue. The company will receive these amounts when the contracted services are performed.

5.    LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2002 and June 30, 2003 (in thousands):

	December 31, 2002	June 30, 2003
Borrowings outstanding under Bank Credit Agreement, due November 2003	$52,642	$—
9.5% Senior subordinated notes due November 15, 2004, with an effective interest rate of 11.13% net of unamortized discount of $1.7 million	77,800	78,338
Notes payable and liabilities under non-compete agreements bearing interest at rates ranging from 7.46% to 9%. The notes and non-compete agreements have variable maturities ranging from 2003 through 2007	551	542
Capital lease obligations	659	403

	131,652	79,283
Less current portion	(53,306)	(532)

Long-term debt	$78,346	$78,751

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Rose Hills Holding Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2003, annual maturities of long-term debt consisted of the following (in thousands):

At June 30:
2004	$532
2005	78,646
2006	28
2007	19
2008	6
Thereafter	52

$79,283

In connection with the 1996 Acquisition, the Company entered into senior secured amortization extended term loan facilities (the “Bank Term Facility”) in an aggregate principal amount of $75.0 million and a senior secured revolving credit facility (the “Bank Revolving Facility”) in an aggregate principal amount of $25.0 million (amended in May 2001 to $10.0 million).

On April 1, 2003, the Company repaid all of the outstanding debt under the Bank Term Facility using a $45.0 million cash equity contribution from Alderwoods and approximately $7.6 million of cash on hand. The Alderwoods equity cash contribution required an amendment to Alderwoods’ $75.0 million Credit Facility Agreement. Under the terms of the amended Alderwoods Credit Facility Agreement, Alderwoods’ obligations thereunder are guaranteed by RH Holding, the Company and the Company’s Subsidiaries, and the lenders thereunder have received a first priority security interest in and lien on all personal property of RH Holding, the Company and the Company’s Subsidiaries and the real property of eight affiliate funeral homes and cemeteries. Real property at Rose Hills Mortuary and Memorial Park is not included as security under the Alderwoods Credit Facility Agreement. The Company did not renew its Bank Revolving Facility which expired April 1, 2003. Accordingly, the restrictions under the Bank Term Facility have ceased.

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

The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on: the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. The indenture does allow for dividend payments out of capital contributions received after the issuance of the Notes. In addition, dividend payments are allowed up to 50% of accumulated earnings (or if such accumulated earnings are a deficit, minus 100% of such deficit) since the issuance of the Notes. As of June 30, 2003, $30.8 million of dividends are permitted under the Notes’ covenants. At June 30, 2003 the Company was in compliance with the terms of the indenture.

ROSE HILLS COMPANY AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Rose Hills Holding Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company assumed liabilities under notes payable and non-compete agreements from the contributed affiliate locations in the 1996 Acquisition. The notes payable are secured by land and bear interest at rates ranging from 7.46% to 8.00%. The non-compete agreements are recorded at the net present value of future payments discounted at 9.00%.

6.    INCOME TAXES

In connection with the Alderwoods Purchase Transaction, effective January 3, 2002, the Company will be included in the consolidated income tax returns of the Alderwoods Group, Inc. Net operating loss carryover benefits were not available to offset income in 2002 or 2003.

The income tax provision for the six-month periods ended June 30, 2002 and 2003 was $1.3 million and $2.2 million, respectively, and reflects the enacted tax rate of 34% and 6% for Federal and California, an effective income tax rate of 40%. The current period income tax liability is due to the Alderwoods Group, Inc. and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheet. Prior to 2002, the Company filed separate income tax returns.

ITEM  2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS	OF OPERATIONS.

OVERVIEW

Rose Hills Company, a Delaware corporation, is a wholly owned subsidiary of RH Holding. The Company was formed in 1996 for purposes of acquiring Roses, Inc., the owner and operator of the Rose Hills Mortuary, and purchasing certain assets and assuming certain liabilities of Rose Hills Memorial Park Association and Workman Mill Company, the owners of the real property and other cemetery assets of the Rose Hills Memorial Park.

In April 2001, the shareholders of RH Holding reached an agreement pursuant to which Blackstone, then the beneficial owner of 79.55% of the outstanding common stock of the Company, would exercise its put right and the minority shareholder, a reorganized Loewen, would acquire all of the stock of RH Holding owned by Blackstone upon Loewen’s emergence from bankruptcy. The U.S. Bankruptcy Court confirmed Loewen’s reorganization plan, including the proposed acquisition of shares of RH Holding from Blackstone on December 5, 2001, and the plan became effective on January 2, 2002. Effective with its emergence from bankruptcy, Loewen has since been renamed the Alderwoods Group, Inc. Since the U.S. Bankruptcy Court approved the reorganization plan on December 5, 2001, such approval effectively obligated Blackstone and Loewen to consummate the put agreement. Accordingly, the Company has recorded the push-down of Alderwoods’ fresh start reporting in its consolidated balance sheet as of December 31, 2001.

On January 3, 2002, in full satisfaction of its obligations under the put arrangement, Alderwoods delivered to Blackstone unsecured, subordinated notes in the aggregate principal amount of $24,678,571 and Alderwoods’ common stock with an aggregate value of $6,515,143. As a result of the delivery of the consideration, Alderwoods completed its purchase of all of the stock of RH Holding beneficially owned by Blackstone. Upon closing of the Alderwoods Purchase Transaction, Alderwoods increased its ownership from 20.45% to 100% of the outstanding common stock of RH Holding, thereby causing the Company to become a wholly owned subsidiary of Alderwoods. The shareholders agreement, and all other agreements, between Alderwoods and Blackstone with respect to the Company terminated as of the closing of the transaction, and Alderwoods became entitled to elect all of the directors of the Company as of such date.

Rose Hills Mortuary and Memorial Park is the largest, single-location cemetery and funeral home combination in the United States, and the Cemetery is the largest, single-location cemetery in the United States. Rose Hills Memorial Park and the Rose Hills Mortuary have been continuously operating since 1914 and 1956, respectively. Rose Hills is situated less than 14 miles from downtown Los Angeles on approximately 1,400 acres of land near Whittier, California. In addition to Rose Hills, the Company operated nine funeral homes, two funeral home cemetery combination properties and one cemetery property (collectively the “Affiliates”) as of June 30, 2003. Management believes that Rose Hills, together with the Affiliates, constitute a strategic assembly of cemeteries and funeral homes in the greater Los Angeles area

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

RESULTS OF OPERATIONS

The following table sets forth details of certain income statement data (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Sales and services:
Funeral:
Services and merchandise	$7.1	$7.0	$14.5	$14.2
Insurance commissions	1.1	0.6	1.9	1.5
Disposed locations	0.2	—	0.3	—
Other	—	—	0.1	0.1

Total funeral sales and services	$8.4	$7.6	$16.8	$15.8
Cemetery:
Pre-need sales	6.5	8.2	10.7	14.5
At-need sales	3.9	4.5	8.4	9.0
Endowment care earnings	0.7	0.6	1.6	1.4

Total cemetery sales and services	$11.1	$13.3	$20.7	$24.9

Total sales and services	$19.5	$20.9	$37.5	$40.7
Gross profit:
Funeral	$2.8	$2.1	$5.8	$4.7
Cemetery	3.1	4.2	5.1	7.7
Disposed locations	—	—	—	—

Total gross profit	$5.9	$6.3	$10.9	$12.4
Other:
General and administrative expenses	$1.6	$1.7	$3.1	$3.1
Interest expense	$3.0	$2.2	$5.9	$5.0

The following table sets forth certain income statement data as a percentage of sales for the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Sales and services:
Funeral sales and services	43%	36%	45%	39%
Cemetery sales and services	57%	64%	55%	61%

Total sales and services	100%	100%	100%	100%
Gross profit:
Funeral sales and services	33%	28%	35%	30%
Cemetery sales and services	28%	32%	25%	31%
Total gross profit	30%	30%	29%	30%
Other:
General and administrative expenses	8%	8%	8%	8%
Interest expense	15%	11%	16%	12%

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Consolidated revenues for the quarter ended June 30, 2003 were $20.9 million compared to $19.5 million for the quarter ended June 30, 2002. Consolidated gross profit for the second quarter of 2003 totaled $6.3 million compared to $5.9 million for the second quarter of 2002. As a percentage of revenue, consolidated gross profit for the second quarter of 2003 at 30% was comparable to last year.

Funeral Operations:

Revenues from funeral operations decreased 9.5% to $7.6 million in 2003 compared to $8.4 million in 2002. Excluding one discontinued location in September 2002, the funeral segment revenues were $7.0 million compared to $7.1 million in 2002. On a same store sales basis, the Company performed 1,670 funeral service calls during the second quarter of 2003, compared to 1,678 last year. The data published according to the Centers for Disease Control and Prevention (CDC) within our primary Los Angeles market indicate a decrease in deaths during the second quarter of 2003 compared to the same period last year. The average revenue per funeral call was $3,858 and was comparable to last year. Pre-need insurance commission revenue totaled $0.6 million compared to $1.1 million in the prior year, a decrease of 45%. This decrease is expected to be temporary while the sales force conducts new training sessions to increase persistency rates.

As a percentage of sales, the gross profit for the funeral segment decreased from 33% to 28%. The decline in margin is partially due a casket margin decrease of 5% due to an increase in casket wholesale costs effective January 1, 2003 without corresponding sales price increases. During the three months ended June 30, 2003, the Company’s funeral and cemetery insurance and trust backlog decreased $0.9 million to $182.6 million.

Cemetery Operations:

Revenues from cemetery operations increased 20% to $13.3 million compared to last year at $11.1 million. Pre-need cemetery revenue increased 26% from $6.5 million in 2002 to $8.2 million in 2003. A favorable sales mix, compared to last year, at Rose Hills Memorial Park has increased the average revenue per lot sold. Because some of these lots are not fully developed, approximately $0.4 million of net pre-need cemetery revenue was deferred under the percentage of completion accounting method during the three month period in 2003. At-need cemetery revenue in 2003 increased 15% to $4.5 million compared to $3.9 million in the prior year. The increase is attributable to a 2% increase in interments (2,366 in 2003) over last year and an improvement to the average revenue per interment.

Gross profit for the cemetery segment, as a percentage of sales, increased from 28% in 2002 to 32% in 2003. The primary reason for the increased margin is the continued success of pre-need property sales.

Other:

Corporate general and administrative expenses increased from $1.6 million in 2002 to $1.7 million in 2003. As a percentage of total sales, general and administrative expenses were 8% in 2003 and 2002. Included in general and administrative expenses is a $0.2 million accrual in accordance with the employment letter agreement with the Chairman, who resigned from his position as the Company’s Chief Executive Officer effective July 1, 2003. Interest expense for the quarter was $2.2 million, $0.8 million less than the previous year reflecting the effect of the April 1, 2003 debt repayment.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Consolidated revenues for the six months ended June 30, 2003 were $40.7 million, an increase of 9% compared to $37.5 million for the six months ended June 30, 2002. Consolidated gross profit totaled $12.4 million compared to $10.9 million for the same period in 2002, an increase of 14%. As a percentage of revenue, consolidated gross profit for the year to date increased to 30% in 2003 from 29% in 2002.

Funeral Operations:

Revenues from funeral operations for the six months ended June 30, 2003 decreased 6% to $15.8 million compared to $16.8 million for the same period last year. Excluding revenues from one discontinued location in September 2002, at-need funeral revenues for the current year decreased 2% from the previous year to $14.2 million. On a same store basis, the Company performed 3,481 funeral service calls during 2003 compared to 3,564 last year, paralleling the 2% decrease in revenues. The data published by the CDC within our primary Los Angeles market also indicate a decrease in deaths during the first six months of 2003 compared to the same period last year. The average revenue per funeral call increased from $3,774 in 2002 to $3,848 in 2003. The increase in average revenue per call was due to changes in service and casket product mix and an average 5% service price increase in August 2002 at the affiliate funeral homes. Pre-need insurance commission revenue totaled $1.5 million compared to $1.9 million in the prior year, a decrease of 21%. This decrease was experienced in the second quarter of the year when the sales force began conducting new training sessions to increase persistency rates.

The operating margin for the funeral segment decreased $1.1 million from the previous year to $4.7 million. As a percentage of sales, the operating margin was 30% compared to 35% for the same period last year. The decline in margin is predominantly due a casket margin decrease of 5% due to an increase in casket wholesale costs effective January 1, 2003 without corresponding sales price increases. During the six months ended June 30, 2003, the Company’s funeral and cemetery insurance and trust backlog increased $3.3 million to $182.6 million.

Cemetery Operations:

Revenues from cemetery operations for the six months ended June 30, 2003 increased 20% to $24.9 million compared to $20.7 million last year. Pre-need cemetery revenues increased 36% from $10.7 million in 2002 to $14.5 million in 2003. A favorable product sales mix, compared to last year, at Rose Hills Memorial Park has resulted in an increase in average revenue per lot sold. Because some of these lots are not fully developed, approximately $1.0 million of net pre-need cemetery revenue was deferred under the percentage of completion accounting method during the first six months of 2003. At-need cemetery revenue was $9.0 million, a 7% increase compared to last year. The increase is primarily attributable to an improved sales product mix. Total interments for the period were 4,861, a 2% decrease over last year. Income from endowment care funds decreased $0.2 million from last year to $1.4 million.

The operating margin for the cemetery segment during the period was $7.7 million compared to $5.1 million last year. As a percentage of cemetery revenues, the operating margin increased from 25% last year to 31% in 2003. The increase in pre-need property sales is responsible for the profit margin improvements.

Other:

Corporate general and administrative expense was $3.1 million for the six months ended June 30, 2003 and 2002. As a percentage of total sales, general and administrative expenses were 8% and also comparable to 2002. Included in general and administrative expenses is a $0.2 million accrual in accordance with the employment letter agreement with the Chairman, who resigned from his position as the Company’s Chief Executive Officer effective July 1, 2003. Interest expense for the first six months of 2003 was $5.0 million, $0.9 million less than the previous year reflecting the effect of the April 1, 2003 debt repayment.

EBITDA

The Company’s earnings before interest expense, taxes, depreciation, and amortization (“EBITDA”) for the three months and six months ended June 30, 2002 and 2003 are presented in the table below and reconciled to the accompanying financial statements (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income	$1.1	$1.8	$1.9	$3.4
Interest	3.0	2.2	5.9	5.0
Taxes	0.9	1.2	1.3	2.2
Depreciation and amortization	0.9	1.0	1.8	1.9
Amortization of cemetery property	0.5	0.8	1.0	1.3

EBITDA	$6.4	$7.0	$11.9	$13.8

EBITDA is presented because management utilizes the measurement in its evaluation of the financial performance from operations. EBITDA is also a widely accepted financial indicator of a company’s ability to incur and service debt and it is the basis on which compliance with the financial covenants under the Company’s debt agreements is determined. EBITDA should not be considered in isolation, as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of a company’s profitability or liquidity. Also, this measure of EBITDA may not be comparable to similar measures reported by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow/Working Capital

Net cash provided by operating activities was $12.0 million for the six months ended June 30, 2003, compared to $5.0 million for the same period in 2002. An increase in pre-need cemetery sales, reimbursement of prior year property tax payments related to the reduction of the 1996 property base taxable value of Rose Hills Memorial Park received in 2003 and a one-time $2.5 million change in control payment to management in January 2002 were primarily responsible for the increase in cash from operating activities. As of June 30, 2003, the Company had a current ratio of 1.69 compared to 0.32 at December 31, 2002. The improvement is predominantly attributed to the repayment of the Bank Term Facility on April 1, 2003 (see discussion below).

The primary use of cash has been for working capital and capital expenditures as permitted under the terms of bank agreements. Although the Company has no material commitments for capital expenditures in 2003, the Company anticipates spending approximately $2.0 million in 2004 to reclaim approximately 13 acres of cemetery property at the Rose Hills Memorial Park negatively impacted by land movement. The Company’s capital expenditures during the first six months of 2003 of $2.2 million were used primarily to develop and improve the existing infrastructure and cemetery grounds.

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

On April 1, 2003, the Company repaid all of the outstanding debt under the Bank Term Facility using a $45.0 million cash equity contribution from Alderwoods and approximately $7.6 million of cash on hand. The Alderwoods equity cash contribution required an amendment to Alderwoods’ $75.0 million Credit Facility

Agreement. Under the terms of the amended Alderwoods Credit Facility Agreement, Alderwoods’ obligations thereunder are guaranteed by RH Holding, the Company and the Company’s Subsidiaries, and the lenders thereunder have received a first priority security interest in and lien on all personal property of RH Holding, the Company and the Company’s Subsidiaries and the real property of eight affiliate funeral homes and cemeteries. Real property at Rose Hills Mortuary and Memorial Park is not included as security under the Alderwoods Credit Facility Agreement. The Company did not renew its Bank Revolving Facility which expired April 1, 2003. Accordingly, the restrictions under the Bank Term Facility have ceased.

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

The Company and its Subsidiaries are subject to certain restrictive covenants contained in the indenture to the Notes, including, but not limited to, covenants imposing limitations on: the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations. The indenture does allow for dividend payments out of capital contributions received after the issuance of the Notes. In addition, dividend payments are allowed up to 50% of accumulated earnings (or if such accumulated earnings are a deficit, minus 100% of such deficit) since the issuance of the Notes. As of June 30, 2003, $30.8 million of dividends are permitted under the Notes’ covenants. At June 30, 2003, the Company was in compliance with the terms of the indenture.

The Company’s total indebtedness as of June 30, 2003 was $79.3 million. The Company believes that its existing and projected cash flows will be sufficient to maintain its current level of operating activities through November 2004 when the Notes mature. On July 28, 2003, Alderwoods announced that it has begun efforts to refinance $325.0 million of Alderwoods’ and its subsidiaries’ existing indebtedness, including Rose Hills’ 9.5% Senior Subordinated Notes, due in 2004. The new senior secured facilities are expected to include a $50.0 million revolving credit facility and a $275.0 million Term Loan B. Alderwoods proposes to use a portion of the proceeds from the $275.0 million Term Loan B facility to retire $80.0 million aggregate principal amount of Rose Hills’ senior subordinated notes prior to their stated maturity. Alderwoods announced that it expects to complete the refinancing on or before September 15, 2003. The proposed financing is subject to various conditions, and neither Alderwoods nor Rose Hills can assure that such financing will ultimately be consummated. In the event that the refinancing is not completed, the Company will have to obtain new or additional financing to pay some or all of the principal amount outstanding on the Notes at maturity. No assurance can be given that such financing will be available to the Company or, if available that it may be obtained on terms and conditions that are satisfactory to the Company.

Contractual Obligations and Commercial Commitments

The following table details the future principal payments of certain contractual obligations as of June 30, 2003 (in millions):

		Payments due by June 30,
Contractual Obligations	Total	2004	2005-2006	2007-2008	Thereafter
Senior subordinated notes (1)	$80.0	$—	$80.0	$—	$—
Capital lease obligations	0.4	0.3	0.1	—	—
Operating lease agreements	0.4	0.3	0.1	—	—
Non-compete agreements	0.5	0.2	0.2	—	0.1

	$81.3	$0.8	$80.4	$—	$0.1

(1)	Amount includes unamortized discount of $1.7 million as of June 30, 2003.

Off-Balance Sheet Arrangements

Under the terms of the $75.0 million Alderwoods Credit Facility Agreement, Alderwoods’ obligations thereunder are guaranteed by RH Holding, Rose Hills Company and the subsidiaries of Rose Hills Company. The lenders thereunder have received a first priority interest in and lien on all personal property of RH Holding, Rose Hills Company and the subsidiaries of Rose Hills Company and the real property of eight affiliate funeral home and cemeteries. Real property at Rose Hills Mortuary and Memorial Park is not included as security under the Alderwoods Credit Facility Agreement. The Alderwoods Credit Facility expires April 30, 2004.

As of June 30, 2003, there was a $20.0 million outstanding balance on the Alderwoods Credit Facility.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s market risk is impacted by changes in interest rates. Pursuant to the Company’s policies, and depending on market conditions, the Company may utilize derivative financial instruments (such as interest rate collar agreements) from time to time to reduce the impact of adverse changes in interest rates. The Company does not use derivative instruments for speculation or trading purposes, and has no material sensitivity to changes in market rates and prices on its derivative financial instrument positions. The Company did not have any such agreements or instruments in place as of June 30, 2003.

ITEM 4.    CONTROLS AND PROCEDURES.

As of the end of the quarter ended June 30, 2003, the Company’s Management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s quarter ended June 30, 2003 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

CONTINGENCIES

During August and September 2000, the Company discovered that there had been some land movement in a portion of the Rose Hills Cemetery. The affected area represents approximately 13 acres of the Cemetery’s approximately 1,400 total acres, and consists of approximately 12,000 interment sites. The Company hired outside geo-technical and engineering consultants to study the affected area to identify the underlying cause and the extent of the land movement, and to make recommendations with regard to both short-term and long-term remediation and stabilization measures. The Company’s consultants advised that the affected area could continue to move, particularly in the event of heavy rainfall during the winter months. Accordingly, during October 2000, the Company began to take some intermediate remediation measures, including the installation of additional dewatering wells in the affected area and the relocation to other areas of the Cemetery (at the Company’s expense) of approximately 140 interred remains that were in the most severely impacted portion of the affected area. Through June 30, 2003, the Company has accommodated over 1,250 additional families that have requested relocation of interred remains from the affected area.

Based on preliminary reports in July 2001 and additional testing through October 2001, the engineering firm concluded that the land movement most likely had been caused by a combination of geologic, topographic, water and soil conditions within the affected area. The reports also identified a variety of measures that the Company could take to remediate and improve the stability of the area, including the construction and installation of engineered reinforcement fill berms at the base of the slide, the installation of dewatering wells throughout the affected area, and the implementation of other erosion control measures. Based on these test results and recommendations provided by the engineering firm, the Company decided to undertake complete restoration and stabilization of the affected area. In the first quarter of 2002, the Company began its remediation of the affected area by installing additional dewatering wells. In June 2002, the engineering firm finalized their earthwork construction design plans, including the exact area that would require disinterments and relocation of interred remains in preparation for the construction project. In May 2003, substantially all families impacted by the affected area have been notified and final disinterments and relocations have begun and are scheduled for completion in the second quarter of 2004. The construction and installation of the reinforcement berms will begin after the necessary disinterments and relocations are completed with final construction to be completed by the end of 2004.

In 2001, the Company reserved $3.0 million for the estimated remediation project costs in excess of the availability of remaining Endowment Care Fund (ECF) improvement reserve funds. The Company spent approximately $1.0 million in each of the years ended December 31, 2001 and 2002 on remediation and related costs. The Company has spent approximately $0.3 million on remediation and related costs in the first six months of 2003. The remaining remediation costs will be spent in the second half of 2003 through the end of 2004. As of June 30, 2003, the Company’s remaining accrued liability totaled approximately $1.3 million and the ECF improvement reserve fund balance available for future remediation costs totaled approximately $1.9 million. Management believes, based in part on the advice of its geo-technical consultants and the availability of ECF improvement reserves, the Company’s reserve as of June 30, 2003 is adequate to fulfill future remediation cost obligations.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q include “forward-looking statements” as defined in Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included herein, including, without limitation, the statements under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position and its plans to increase revenues and operating margins, reduce general and administrative expenses, make capital expenditures, and the ability to meet its financial obligations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company’s expectations include those which have been disclosed herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Persons should review the factors identified herein and in the Company’s Form 10-K to understand the risks inherent in such forward-looking statements.

All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the qualifications in the preceding paragraph.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    The Exhibit, as shown in the “Index of Exhibits”, attached hereto as page 21, is filed as part of this                  Report.

(b)    Reports on Form 8-K.

Current Report on Form 8-K, filed April 11, 2003, announcing the repayment of Company’s outstanding debt under the Bank Term Facility.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSE HILLS COMPANY

/s/ MARY C. GUZMAN
Mary C. Guzman
Vice President and Chief Financial Officer,
Secretary and Treasurer
(Duly Authorized Officer and Principal Financial Officer)
August 10, 2003

INDEX OF EXHIBITS

Exhibit Number	Description

*10.1	Release Agreement, dated July 1, 2003 by and between Rose Hills Company and Dennis C. Poulsen.

*10.2	Letter Agreement, dated July 1, 2003 by and between Rose Hills Company and Dennis C. Poulsen.

*10.3	Amended and Restated Employment Agreement, dated July 1, 2003 by and between Rose Hills Company and Kenton C. Woods.

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2003.

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2003.

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2003.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2003.

*	Filed Herewith.